Form 10-Q
period 2021-03-31
DiamondHead Holdings Corp.
filed 2021-06-03
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39936

DIAMONDHEAD HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3460766
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

250 Park Ave. 7th Floor New York, New York	10177
(Address of principal executive offices)	(Zip Code)

(212) 572-6260
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value and one-fourth of one redeemable warrant	DHHCU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	DHHC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DHHCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 3, 2021, a total of 34,500,000 shares of Class A common stock, par value $0.0001 per share, and a total of 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DIAMONDHEAD HOLDINGS CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIAMONDHEAD HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets:	(unaudited)
Current assets:
Cash	$1,181,486	$16,110
Prepaid expenses	408,838	—
Total current assets	1,590,324	16,110
Deferred offering costs	—	275,140
Investments held in Trust Account	345,003,630	—
Total Assets	$346,593,954	$291,250

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$299,056	$724
Accrued expenses	545,000	136,250
Franchise tax payable	2,351	1,168
Note payable - related party	—	130,000
Total current liabilities	846,407	268,142
Deferred underwriting commissions	12,075,000	—
Derivative warrant liabilities	8,913,000	—
Total liabilities	21,834,407	268,142

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 31,975,954 shares subject to possible redemption at $10.00 per share	319,759,540	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 2,524,046 shares issued and outstanding (excluding 31,975,954 shares subject to possible redemption)	252	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	1,888,023	24,137
Retained Earnings (Accumulated Deficit)	3,110,869	(1,892)
Total stockholders’ equity	5,000,007	23,108
Total Liabilities and Stockholders' Equity	$346,593,954	$291,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$642,360
Franchise tax expense	48,269
Loss from operations	(690,629)
Change in fair value of derivative warrant liabilities	4,248,830
Financing costs - derivative warrant liabilities	(449,070)
Income from investments held in Trust Account	3,630
Net income	$3,112,761

Weighted average shares outstanding of Class A redeemable common stock	31,621,444
Basic and diluted net income per share, Class A redeemable common stock	$0.00
Basic and diluted weighted average shares outstanding of non-redeemable common stock	$10,302,489
Basic and diluted net income per share, non-redeemable common stock	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108
Sale of shares in initial public offering, gross	34,500,000	3,450	—	—	337,234,050	—	337,237,500
Offering costs	—	—	—	—	(19,114,492)	—	(19,114,492)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,500,670	—	3,500,670
Common stock subject to possible redemption	(31,975,954)	(3,198)	—	—	(319,756,342)	—	(319,759,540)
Net income	—	—	—	—	—	3,112,761	3,112,761
Balance - March 31, 2021 (unaudited)	2,524,046	$252	8,625,000	$863	$1,888,023	$3,110,869	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2021

Cash Flows from Operating Activities:
Net income	$3,112,761
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,248,830)
Financing costs - derivative warrant liabilities	449,070
Income from investments held in Trust Account	(3,630)

Changes in operating assets and liabilities:
Prepaid expenses	(408,838)
Accounts payable	298,332
Accrued expenses	313,750
Franchise tax payable	1,183
Net cash used in operating activities	(486,202)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable	(130,000)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,118,422)
Net cash provided by financing activities	346,651,578

Net increase in cash	1,165,376

Cash - beginning of the period	16,110
Cash - end of the period	$1,181,486

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$95,000
Deferred underwriting commissions	$12,075,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$588,562
Initial value of Class A common stock subject to possible redemption	$316,157,260
Change in value of Class A common stock subject to possible redemption	$3,602,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

DiamondHead Holdings Corp. (the “Company”) is a blank check company incorporated in Delaware on October 7, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 1, 2021 to March 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering and Private Placement described below.

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

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem  100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims (i) by a third party who executed a waiver of any and all rights to seek access to the trust account or (ii) under our indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.2 million in cash and working capital of approximately $746,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 5), the loan under the Note of $130,000 (as defined in Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 3, 2021 and January 27, 2021, respectively.

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (Warrants) as presented in its audited balance sheet as of January 28, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, "Materiality") ("SAB 99") issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $8.9 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item recorded as part of the activity in the period from October 7, 2020 (inception) through March 31, 2021 as reported herein. There would have been no change to total stockholders’ equity as reported.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income held in Trust Account in the accompanying statement of operations.  The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a Black-Scholes model. As of March 31, 2021, the value of the Public Warrants were measured based on the trading price since being separately listed and traded.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering on January 28, 2021. For the three months ended March 31, 2021, of the total offering costs of the Initial Public Offering, approximately $449,000 is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $19.1 million is included in the unaudited condensed statement of changes in stockholders' equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 31,975,954 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s audited condensed balance sheets.

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three months ended March 31, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had deferred tax assets of approximately $654,000 with a full valuation allowance against them. As of December 31, 2020, the deferred tax asset were deemed immaterial.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

Net income per common stock is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s unaudited condensed statements of operations include a presentation of income per common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three months ended March 31, 2021, basic and diluted for Class A common stock, was calculated by dividing the interest income earned on investments held in the Trust Account of approximately $4,000 less the portion available to pay taxes by the weighted average number of 31,621,444 Class A common stock outstanding for the period. Net income per share basic and diluted for Class B common stock, was calculated by dividing the net income (approximately $3.1 million less income attributable to Class A common stock in the amount of $0, resulting in income of approximately $3.1 million), by the weighted average number of 10,302,489 Class B common stock outstanding for the period.

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted income per share is the same as basic income per share for the periods presented.

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per common stock:

FOR THE THREE
MONTHS ENDED
MARCH 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$3,630
Less: Company's portion available to be withdrawn to pay taxes	(3,364)
Net income attributable	$266
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	31,621,444
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus Net Earnings
Net income	$3,112,761
Net income allocable to Class A common stock subject to possible redemption	—
Non-redeemable net income	$3,112,761
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,302,489
Basic and diluted net income per share, Non-redeemable common stock	$0.30

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

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

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 —Private Placement

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

Note 5—Related Party Transactions

Founder Shares

On October 21, 2020, the Sponsor paid $25,000 on behalf of the Company to cover certain offering costs in exchange for issuance of 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”). Additionally, upon consummation of the Business Combination, the Sponsor has agreed to transfer an aggregate of 1,250,625 Founder Shares to the Anchor Investors for the same price originally paid for such shares. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

The Founder Shares included an aggregate of up 1,125,000 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public. On January 28, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

Promissory Note — Related Party

On October 21, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the "Promissory Note"). The Promissory Note was non-interest bearing and due upon the completion of the Initial Public Offering. As of March 31, 2021, the Company borrowed $130,000 under the Note.  On February 1, 2021, the Company repaid the Note in full.

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. The company has waived accruing these fees as of March 31, 2021.

Note 6—Commitments and Contingencies

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

Consulting Agreement

The Company entered into a consulting agreement, pursuant to which the consultant will provide the Company, among other services, assistance in technical diligence of a potential target for a Business Combination. The Company expects to pay the consultant approximately $2.6 million in connection with the consummation of a Business Combination.

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Derivative warrant liabilities

As of March 31, 2021, the Company had 8,625,000 Public Warrants and 5,933,333 Private Warrants outstanding.

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

Redemptions of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and

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

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive that number of shares to be determined by reference to the table below, based on the redemption date and the “fair market value” of our Class A common stock except as otherwise described below;
●	if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders; and
●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 2,524,046 shares of Class A common stock issued and outstanding, excluding 31,975,954 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding. Of the 8,625,000 shares of Class B common stock outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.  On March 31, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

Note 9—Fair Value Measurements

The following tables presents information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$345,003,630	$—	$—	$345,003,630
Liabilities:
Derivative public warrant liabilities (Restated)	$5,175,000	$—	$—	$5,175,000
Derivative private warrant liabilities (Restated)	$—	$—	$3,738,000	$3,738,000
Total fair value	$350,178,630	$—	$3,738,000	$353,916,630

DIAMONDHEAD HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The Public Warrants were transferred from Level 3 to Level 1 as of March 31, 2021 as a result of the Public Warrants being separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a Black  Scholes model. As of March 31, 2021, the value of the Public Warrants were measured based on the trading price since being separately listed and traded. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of $4,248,830 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on the historical volatility of an index of companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 12, 2021	As of March 31, 2021
Exercise price	11.50	11.50
Stock Price	9.79	9.76
Option term (in years)	5.00	5.00
Volatility	19%	14%
Risk-free interest rate	0.7%	1.0%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public Warrants (level 1)	7,762,500
Issuance of Private Warrants (level 3)	5,399,330
Change in fair value of derivative warrant liabilities	(4,248,830)
Derivative warrant liabilities at March 31, 2021	$8,913,000

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to June 3, 2021, the date unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to DiamondHead Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on October 7, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is DHP SPAC-II Sponsor LLC (“Sponsor”).

The registration statement for our Initial Public Offering was declared effective on January 25, 2021. On January 28, 2021, we consummated our Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million in deferred underwriting commissions.

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

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Results of Operations

Our entire activity from January 1, 2021 through March 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had income of approximately $3.1 million, which consisted of $4.2 million for change in fair value of derivative warrant liabilities, approximately $4,000 of income from investments held in Trust Account, offset by approximately $449,000 of financing costs and approximately $642,000 of general and administrative expenses and approximately $48,000 of franchise tax expense.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.2 million in cash and working capital of approximately $746,000.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares, the loan under the Note of $130,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 31,975,954 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a Black¬-Scholes model. As of March 31, 2021, the value of the Public Warrants were measured based on the trading price since being separately listed and traded.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. For the three months ended March 31, 2021, of the total offering costs of the Initial Public Offering, approximately $449,000 is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $19.1 million is included in the unaudited condensed statement of changes in stockholders’ equity.

Net Income Per Share of Common Stock

Net Income per common stock is computed by dividing net income by the weighted-average number of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed statements of operations include a presentation of income per common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three months ended March 31, 2021, basic and diluted for Class A common stock, was calculated by dividing the income earned on investments held in the Trust Account of approximately $4,000 less portion available to pay taxes by the weighted average number of 31,621,444 Class A common stock outstanding for the period. Net income per share basic and diluted for Class B common stock, was calculated by dividing the net income (approximately $1.3 million less income attributable to Class A common stock in the amount of $0, resulting in a gain of approximately $1.3 million), by the weighted average number of 10,302,489 Class B common stock outstanding for the period.

At March 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted income per share is the same as basic income per share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements have not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2020, we issued 8,625,000 Founder Shares to our Sponsor for an aggregate purchase price of $25,000.

On January 28, 2021, we consummated our Initial Public Offering of 34,500,000 Units, including the exercise of the underwriters’ option to purchase 4,500,000 additional Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Goldman Sachs & Co. LLC acted as the sole book running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251961). The SEC declared the registration statement effective on January 25, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 5,933,333 Private Placement Warrants to our Sponsor and the Anchor Investors at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $8,900,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants, so long as they are held by the Sponsor or the Anchor Investors or any of their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of a Business Combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights.

Of the gross proceeds received from the Initial Public Offering, the exercise of the underwriters’ option to purchase additional units and the Private Placement Warrants, $345,000,000 was placed in the Trust Account.

We paid a total of $6,900,000 underwriting discounts and commissions and $218,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 25, 2021, by and between the Company and Goldman Sachs & Co. LLC. as representatives of the several underwriters. (1)
3.1	Certificate of Incorporation. (2)
3.2	Bylaws. (2)
4.1	Warrant Agreement, dated January 25, 2021, by and between the Company and American Stock & Trust Company, LLC, as warrant agent. (1)
10.1	Letter Agreement, dated January 25, 2021 by and among the Company, its officers, directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated January 25, 2021, by and between the Company and American Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated January 25, 2021, by and among the Company, the Sponsor and the other holders party thereto. (1)
10.4	Private Placement Warrants Purchase Agreement, dated January 25, 2021, by and between the Company and the Sponsor. (1)
10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company. (1)
10.6	Administrative Support Agreement, dated January 25, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K on January 28, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-3 (Registration No. 333-251961) on January 8, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of June 2021.

DIAMONDHEAD HOLDINGS CORP.

By:	/ s/ David T. Hamamoto
Name:	David T. Hamamoto
Title:	Chief Executive Officer (Principal Executive Officer)