Form 10-Q
period 2021-06-30
DiamondHead Holdings Corp.
filed 2021-08-16
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 16, 2021, a total of 34,500,000 shares of Class A common stock, par value $0.0001 per share, and a total of 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DIAMONDHEAD HOLDINGS CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

DIAMONDHEAD HOLDINGS CORP.

CONDENSED BALANCE SHEETS

+
	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$414,744	$16,110
Prepaid expenses	352,584	—
Total current assets	767,328	16,110
Deferred offering costs	—	275,140
Investments held in Trust Account	345,008,873	—
Total Assets	$345,776,201	$291,250

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$67,001	$724
Accrued expenses	78,835	136,250
Franchise tax payable	51,667	1,168
Note payable - related party	—	130,000
Total current liabilities	197,503	268,142
Deferred underwriting commissions	12,075,000	—
Derivative warrant liabilities	15,901,000	—
Total liabilities	28,173,503	268,142

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 31,260,269 and 0 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	312,602,690	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 3,239,731 and 0 shares issued and outstanding (excluding 31,260,269 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	324	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	9,044,801	24,137
Accumulated deficit	(4,045,980)	(1,892)
Total stockholders’ equity	5,000,008	23,108
Total Liabilities and Stockholders' Equity	$345,776,201	$291,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021

General and administrative expenses	$124,777	$767,137
Franchise tax expense	49,315	97,584
Loss from operations	(174,092)	(864,721)
Change in fair value of derivative warrant liabilities	(6,988,000)	(2,739,170)
Financing costs - derivative warrant liabilities	—	(449,070)
Income from investments held in Trust Account	5,243	8,873
Net loss	$(7,156,849)	$(4,044,088)

Weighted average shares outstanding of Class A redeemable common stock	31,968,089	31,826,280
Basic and diluted net income per share, Class A redeemable common stock	$—	$—
Basic and diluted weighted average shares outstanding of non-redeemable common stock	11,156,911	10,732,060
Basic and diluted net loss per share, non-redeemable common stock	$(0.64)	$(0.38)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108
Sale of shares in initial public offering, gross	34,500,000	3,450	—	—	337,234,050	—	337,237,500
Offering costs	—	—	—	—	(19,114,492)	—	(19,114,492)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,500,670	—	3,500,670
Common stock subject to possible redemption	(31,975,954)	(3,198)	—	—	(319,756,342)	—	(319,759,540)
Net income	—	—	—	—	—	3,112,761	3,112,761
Balance - March 31, 2021 (unaudited)	2,524,046	$252	8,625,000	$863	$1,888,023	$3,110,869	$5,000,007
Common stock subject to possible redemption	715,685	72	—	—	7,156,778	—	7,156,850
Net loss	—	—	—	—	—	(7,156,849)	(7,156,849)
Balance - June 30, 2021 (unaudited)	3,239,731	$324	8,625,000	$863	$9,044,801	$(4,045,980)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(4,044,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,739,170
Financing costs - derivative warrant liabilities	449,070
Income from investments held in Trust Account	(8,873)

Changes in operating assets and liabilities:
Prepaid expenses	(352,584)
Accounts payable	66,277
Accrued expenses	(127,415)
Franchise tax payable	50,499
Net cash used in operating activities	(1,227,944)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable	(130,000)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,143,422)
Net cash provided by financing activities	346,626,578

Net increase in cash	398,634

Cash - beginning of the period	16,110
Cash - end of the period	$414,744

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$12,075,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$588,562
Initial value of Class A common stock subject to possible redemption	$316,157,260
Change in value of Class A common stock subject to possible redemption	$(3,554,570)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 1, 2021 to June 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering and Private Placement described below.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to our Sponsor and to certain qualified institutional buyers or institutional accredited investors, including certain funds and accounts managed by subsidiaries of BlackRock, Inc. and Millennium Management LLC (each, an “Anchor Investor”), generating proceeds of $8.9 million (Note 4).

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

DIAMONDHEAD HOLDINGS CORP.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $415,000 in cash and working capital of approximately $621,000 (not taking into account tax obligations of approximately $52,000 that may be paid using investment income earned in Trust Account).

To date, the Company’s liquidity needs have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was repaid on February 1, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 3, 2021 and January 27, 2021, respectively.

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (the “Warrants”) as presented in its audited balance sheet as of January 28, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to ASC 250, “Accounting Changes and Error Corrections,” issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in an $8.9 million increase in the derivative warrant liabilities line item and an offsetting decrease in Class A common stock subject to possible redemption mezzanine equity line item recorded as part of the activity in the period from October 7, 2020 (inception) through June 30, 2021 as reported herein. There would have been no change to total stockholders’ equity as reported.

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

DIAMONDHEAD HOLDINGS CORP.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using the quoted market price.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815-15, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of June 30, 2021, the value of the Public Warrants was measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 31,260,269 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets of approximately $180,000 with a full valuation allowance against them. As of December 31, 2020, the deferred tax asset were deemed immaterial.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income per share since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per redeemable common stock in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for Class A redeemable common stock, was calculated by dividing the interest income earned on investments held in the Trust Account less the portion available to pay taxes by the weighted-average number of Class A redeemable common stock outstanding for the period.

Net loss per share, basic and diluted for non-redeemable common stock, was calculated by dividing the net loss, less income attributable to Class A redeemable common stock, resulting in income, by the weighted-average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common stock:

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A redeemable Common stock
Numerator: Earnings allocable to redeemable Common stock
Income from investments held in Trust Account	$4,751	$8,040
Less: Company's portion available to be withdrawn to pay taxes	(4,751)	(8,040)
Net income attributable	$—	$—
Denominator: Weighted-average Class A redeemable common stock
Basic and diluted weighted-average shares outstanding	31,968,089	31,826,280
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus Net Earnings
Net (loss) income	$(7,156,849)	$(4,044,088)
Net income allocable to Class A non-redeemable common stock	—	—
Non-redeemable net loss	$(7,156,849)	$(4,044,088)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,156,911	10,732,060
Basic and diluted net loss per share, Non-redeemable common stock	$(0.64)	$(0.38)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3—Initial Public Offering

On January 28, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million is included in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

DIAMONDHEAD HOLDINGS CORP.

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

Note 5—Related Party Transactions

Founder Shares

On October 21, 2020, the Sponsor paid $25,000 on behalf of the Company to cover certain offering costs in exchange for issuance of 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”). Additionally, upon consummation of the Business Combination, the Sponsor has agreed to transfer an aggregate of 1,250,625 Founder Shares to the Anchor Investor for the same price originally paid for such shares. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

The Founder Shares included an aggregate of up 1,125,000 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 28, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

Promissory Note — Related Party

On October 21, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the "Promissory Note"). The Promissory Note was non-interest bearing and due upon the completion of the Initial Public Offering. As of December 31, 2020, the Company borrowed $130,000 under the Promissory Note.  On February 1, 2021, the Company repaid the Promissory Note in full.

DIAMONDHEAD HOLDINGS CORP.

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

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. The Sponsor has waived accruing these fees as of March 31, 2021.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Derivative Warrant Liabilities

As of June 30, 2021, the Company had 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,239,731

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

shares of Class A common stock issued and outstanding, excluding 31,260,269 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding. Of the 8,625,000 shares of Class B common stock outstanding at December 31, 2020, up to 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.  On January 28, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

Note 9—Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$345,008,873	$0	$0	$345,008,873
Liabilities:
Derivative public warrant liabilities	$9,315,000	$0	$0	$9,315,000
Derivative private warrant liabilities	$0	$0	$6,586,000	$6,586,000
Total fair value	$354,323,873	$0	$6,586,000	$360,909,873

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The Public Warrants were transferred from Level 3 to Level 1 in March 2021 since being separately listed and traded.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of June 30, 2021, the value of the Public Warrants were measured based on the trading price since being separately listed and

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

traded. For the three and six months ended June 30, 2021, the Company recognized a loss to the statements of operations resulting from an increase in the fair value of liabilities of $7.0 million and $2.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 12, 2021	As of March 31, 2021	As of June 30, 2021
Exercise price	11.50	11.50	11.50
Stock Price	9.79	9.76	9.70
Option term (in years)	5.00	5.00	4.98
Volatility	19%	14%	18%
Risk-free interest rate	0.7%	1.0%	0.9%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$—
Issuance of Derivative Warrants - Level 3	13,161,830
Transfer of Public Warrants to Level 1	(7,762,500)
Change in fair value of derivative warrant liabilities - Level 3	(1,661,330)
Derivative warrant liabilities at March 31, 2021 - Level 3	$3,738,000
Change in fair value of derivative warrant liabilities - Level 3	2,848,000
Derivative warrant liabilities at June 30, 2021 - Level 3	$6,586,000

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Results of Operations

Our entire activity from inception through June 30, 2021 was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a loss of approximately $7.2 million, which consisted of $7.0 million for change in fair value of derivative warrant liabilities, approximately $125,000 of general and administrative expenses and approximately $49,000 of franchise tax expense, offset by approximately $5,000 of income from investments held in Trust Account.

For the six months ended June 30, 2021, we had a loss of approximately $4.0 million, which consisted of $2.7 million for change in fair value of derivative warrant liabilities, approximately $449,000 of financing costs and approximately $767,000 of general and administrative expenses and approximately $98,000 of franchise tax expense, offset by approximately $9,000 of income from investments held in Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $415,000 in cash and working capital of approximately $621,000 (not taking into account tax obligations of approximately $52,000 that may be paid using investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of Founder Shares, the loan under the Promissory Note of $130,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Consulting Agreement

We entered into a consulting agreement, pursuant to which the consultant will provide us, among other services, assistance in technical diligence of a potential target for a Business Combination. We expect to pay the consultant approximately $2.6 million in connection with the consummation of a Business Combination.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and related revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge our exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815-15, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in our condensed statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of June 30, 2021, the value of the Public Warrants was measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 31,260,269 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. For the six months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $449,000 is included in financing cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $19.1 million is included in the unaudited condensed statement of changes in stockholders’ equity.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income per share since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed statements of operations include a presentation of income (loss) per redeemable common stock in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for Class A redeemable common stock, was calculated by dividing the interest income earned on investments held in the Trust Account less the portion available to pay taxes by the weighted-average number of Class A redeemable common stock outstanding for the period.

Net loss per share, basic and diluted for non-redeemable common stock, was calculated by dividing the net loss, less income attributable to Class A redeemable common stock, resulting in income, by the weighted-average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the three and six months presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of June 30, 2021, this has not been fully remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

DIAMONDHEAD HOLDINGS CORP.

By:	/s/ David T. Hamamoto
Name:	David T. Hamamoto
Title:	Chief Executive Officer (Principal Executive Officer)