Form 10-Q
period 2021-09-30
DiamondHead Holdings Corp.
filed 2021-11-22
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 19, 2021, a total of 34,500,000 shares of Class A common stock, par value $0.0001 per share, and a total of 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DIAMONDHEAD HOLDINGS CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

DIAMONDHEAD HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$342,485	$16,110
Prepaid expenses	296,330	—
Total current assets	638,815	16,110
Deferred offering costs	—	275,140
Investments held in Trust Account	345,014,175	—
Total Assets	$345,652,990	$291,250

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$48,116	$724
Accrued expenses	70,000	136,250
Franchise tax payable	101,530	1,168
Note payable - related party	—	130,000
Total current liabilities	219,646	268,142
Deferred underwriting commissions	12,075,000	—
Derivative warrant liabilities	9,231,080	—
Total liabilities	21,525,726	268,142

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 and 0 shares at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(20,873,599)	(1,892)
Total stockholders’ equity (deficit)	(20,872,736)	23,108
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$345,652,990	$291,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months	Nine Months
	Ended September	Ended September
	30, 2021	30, 2021

General and administrative expenses	$100,792	$867,930
Franchise tax expense	49,863	147,447
Loss from operations	(150,655)	(1,015,377)
Change in fair value of derivative warrant liabilities	6,669,920	3,930,750
Financing costs - derivative warrant liabilities	—	(449,070)
Income from investments held in Trust Account	5,301	14,175
Net income	$6,524,566	$2,480,478

Weighted average shares outstanding of Class A common stock	34,500,000	31,087,912
Basic and diluted net income per share, Class A common stock	$0.15	$0.06

Basic weighted average shares outstanding of Class B common stock	8,625,000	8,513,736
Basic net income per share, Class B common stock	$0.15	$0.06
Diluted weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Diluted net income per share, Class B common stock	$0.15	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,500,670	—	3,500,670
Accretion of Class A common stock to redemption amount, (Restated - See Note 2)	—	—	—	—	(3,524,807)	(23,352,185)	(26,876,992)
Net income	—	—	—	—	—	3,112,761	3,112,761
Balance - March 31, 2021 (unaudited), (Restated - See Note 2)	—	$—	8,625,000	$863	$—	$(20,241,316)	$(20,240,453)
Net loss	—	—	—	—	—	(7,156,849)	(7,156,849)
Balance - June 30, 2021 (unaudited), (Restated - See Note 2)	—	$—	8,625,000	$863	$—	$(27,398,165)	$(27,397,302)
Net income	—	—	—	—	—	6,524,566	6,524,566
Balance - September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(20,873,599)	$(20,872,736)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2021

Cash Flows from Operating Activities:
Net income	$2,480,478
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,930,750)
Financing costs - derivative warrant liabilities	449,070
Income from investments held in Trust Account	(14,175)

Changes in operating assets and liabilities:
Prepaid expenses	(296,330)
Accounts payable	47,392
Accrued expenses	(136,250)
Franchise tax payable	100,362
Net cash used in operating activities	(1,300,203)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable	(130,000)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,143,422)
Net cash provided by financing activities	346,626,578

Net increase in cash	326,375

Cash - beginning of the period	16,110
Cash - end of the period	$342,485

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$12,075,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 1, 2021, to September 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering and Private Placement described below.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its right to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims (i) by a third party who executed a waiver of any and all rights to seek access to the trust account or (ii) under our indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Marcum LLP, the Company's independent registered public accounting firm, will not execute agreements with the Company waiving claims to the monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $342,000 in cash and working capital of approximately $521,000 (not taking into account tax obligations of approximately $102,000 that may be paid using investment income earned in Trust Account).

To date, the Company’s liquidity needs have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was repaid on February 1, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 3, 2021, and January 27, 2021, respectively.

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (the “Warrants”) as presented in its audited balance sheet as of January 28, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to ASC 250, “Accounting Changes and Error Corrections,” issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was not material for restatement. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in an $9.2 million increase in the derivative warrant liabilities line item and an offsetting decrease in Class A common stock subject to possible redemption mezzanine equity line item recorded as part of the activity in the period from October 7, 2020 (inception) through September 30, 2021 as reported herein. There would have been no change to total stockholders’ equity as reported.

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Effective with these condensed financial statements, the Company amended this interpretation to include all redeemable shares in temporary equity.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on February 3, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously restated Post-IPO balance sheet as of January 28, 2021:

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As Reported As
January 28, 2021 - IPO Balance Sheet	Restated	Adjustment	If Adjusted
Total assets	$347,433,973	$—	$347,433,973
Total liabilities	$26,276,709	$—	$26,276,709
Class A common stock subject to redemption	$316,157,260	$28,842,740	$345,000,000
Preferred stock	$—
Class A common stock	$288	$(288)	$—
Class B common stock	$863	$—	$863
Additional paid-in captial	$5,465,267	$(5,465,267)	$—
Accumulated deficit	$(466,414)	$(23,377,185)	$(23,843,599)
Total stockholders’ equity (deficit)	$5,000,004	$(28,842,740)	$(23,842,736)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$347,433,973	$—	$347,433,973

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

March 31, 2021	As Reported	Adjustment	If Adjusted
Total assets	$346,593,954	$—	$346,593,954
Total liabilities	$21,834,407	$—	$21,834,407
Class A common stock subject to redemption	$319,759,540	$25,240,460	$345,000,000
Preferred stock	$—
Class A common stock	$252	$(252)	$—
Class B common stock	$863	$—	$863
Additional paid-in captial	$1,888,023	$(1,888,023)	$—
Accumulated deficit	$3,110,869	$(23,352,185)	$(20,241,316)
Total stockholders’ equity (deficit)	$5,000,007	$(25,240,460)	$(20,240,453)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$346,593,954	$—	$346,593,954

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of stockholders’ equity (deficit) for the three months ended March 31, 2021:

Three Months Ended March 31, 2021	As Reported	Adjustment	If Adjusted
Sale of Shares in Initial Public Offering, Gross
Class A common stock, par value $0.0001	$3,450	$(3,450)	$—
Additional paid-in captial	$337,234,050	$(337,234,050)	$—
Total stockholders’ equity (deficit)	$337,237,500	$(337,237,500)	$—
Offering Costs
Additional paid-in captial	$(19,114,492)	$19,114,492	$—
Total stockholders’ equity (deficit)	$(19,114,492)	$19,114,492	$—
Class A Common Stock Subject to Possible Redemption
Class A common stock, par value $0.0001	$(3,198)	$3,198	$—
Additional paid-in captial	$(319,756,342)	$319,756,342	$—
Total stockholders’ equity (deficit)	$(319,759,540)	$319,759,540	$—
Accretion of Class A Common Stock to Redemption Amount
Additional paid-in captial	$—	$(3,524,807)	$(3,524,807)
Accumulated deficit	$—	$(23,352,185)	$(23,352,185)
Total stockholders’ equity (deficit)	$—	$(26,876,992)	$(26,876,992)

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(486,202)	$—	$(486,202)
Cash Flows from Investing Activities	$(345,000,000)	$—	$(345,000,000)
Cash Flows from Financing Activities	$346,651,578	$—	$346,651,578
Supplemental Disclosure of Noncash Financing Activities:	$—
Offering costs included in accrued expenses	$95,000	$—	$95,000
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$—	$12,075,000
Offering costs charged to additional paid in capital in connection with IPO	$588,562	$—	$588,562
Initial value of Class A common stock subject to possible redemption	$316,157,260	$(316,157,260)	$—
Change in value of Class A common stock subject to possible redemption	$3,602,280	$(3,602,280)	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

June 30, 2021	As Reported	Adjustment	If Adjusted
Total assets	$345,776,201	$—	$345,776,201
Total liabilities	$28,173,503	$—	$28,173,503
Class A common stock subject to redemption	$312,602,690	$32,397,310	$345,000,000
Preferred stock	$—
Class A common stock	$324	$(324)	$—
Class B common stock	$863	$—	$863
Additional paid-in captial	$9,044,801	$(9,044,801)	$—
Accumulated deficit	$(4,045,980)	$(23,352,185)	$(27,398,165)
Total stockholders’ equity (deficit)	$5,000,008	$(32,397,310)	$(27,397,302)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$345,776,201	$—	$345,776,201

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of stockholders’ equity (deficit) for the three months ended June 30, 2021:

Three Months Ended June 30, 2021	As Reported	Adjustment	If Adjusted
Class A Common Stock Subject to Possible Redemption
Class A common stock, par value $0.0001	$72	$(72)	$—
Additional paid-in captial	$7,156,778	$(7,156,778)	$—
Total stockholders’ equity (deficit)	$7,156,850	$(7,156,850)	$—

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,227,944)	$—	$(1,227,944)
Cash Flows from Investing Activities	$(345,000,000)	$—	$(345,000,000)
Cash Flows from Financing Activities	$346,626,578	$—	$346,626,578
Supplemental Disclosure of Noncash Financing Activities:	$—
Offering costs included in accrued expenses	$70,000	$—	$70,000
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$—	$12,075,000
Offering costs charged to additional paid in capital in connection with IPO	$588,562	$—	$588,562
Initial value of Class A common stock subject to possible redemption	$316,157,260	$(316,157,260)	$—
Change in value of Class A common stock subject to possible redemption	$(3,554,570)	$3,554,570	$—

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	EPS for Class A Common Stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021):
Net income	3,112,761	—	3,112,761
Weighted average shares outstanding	31,621,444	(7,471,444)	24,150,000
Basic and diluted earnings per share	0.00	(0.10)	0.10
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	(7,156,849)	—	(7,156,849)
Weighted average shares outstanding	31,968,089	2,531,911	34,500,000
Basic and diluted earnings per share	0.00	0.17	(0.17)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	(4,044,088)	—	(4,044,088)
Weighted average shares outstanding	31,826,280	(2,472,689)	29,353,591
Basic and diluted earnings per share	0.00	0.11	(0.11)

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	EPS for Class B Common Stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021):
Net income	3,112,761	—	3,112,761
Weighted average shares outstanding - basic	10,302,489	(2,014,989)	8,287,500
Weighted average shares outstanding - diluted	10,302,489	(1,677,489)	8,625,000
Basic and diluted earnings per share	0.30	0.20	0.10
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	(7,156,849)	—	(7,156,849)
Weighted average shares outstanding	11,156,911	(2,531,911)	8,625,000
Basic and diluted earnings per share	(0.64)	(0.47)	(0.17)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	(4,044,088)	—	(4,044,088)
Weighted average shares outstanding	10,732,060	(2,274,878)	8,457,182
Basic and diluted earnings per share	(0.38)	(0.27)	(0.11)

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and December 31, 2020, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in the Trust Account. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, and ASC Topic 815-15, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of September 30, 2021, the value of the Public Warrants was measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. There was no Class A common stock issued or outstanding at December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets of approximately $210,000, against which a full valuation allowance was applied. As of December 31, 2020, the deferred tax asset was deemed immaterial.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,558,333 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic	$5,219,653	$1,304,913	$1,989,515	$490,963
Allocation of net income - Diluted	$5,219,653	$1,304,913	$1,984,382	$496,096
Denominator:
Basic weighted average common stock outstanding	34,500,000	8,625,000	31,087,912	8,513,736
Diluted weighted average common stock outstanding	34,500,000	8,625,000	31,087,912	8,625,000
Basic net income per common stock	$0.15	$0.15	$0.06	$0.06
Diluted net income per common stock	$0.15	$0.15	$0.06	$0.06

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4 —Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor and the Anchor Investors, generating proceeds of $8.9 million.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. The Sponsor has waived accruing these fees as of September 30, 2021.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Derivative Warrant Liabilities

As of September 30, 2021, the Company had 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Class A Common Stock Subject to Possible Redemption

The Company's Class A common stock feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company's Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(7,762,500)
Class A common stock issuance costs	(19,114,492)
Plus:
Accretion of carrying value to redemption value	26,876,992
Class A common stock subject to possible redemption	$345,000,000

Note 9— Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity. (See Note 8). At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding. Of the 8,625,000 shares of Class B common stock outstanding as of December 31, 2020, up to 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On January 28, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - Money Market Funds	$345,014,175	$—	$—	$345,014,175
Liabilities:
Derivative public warrant liabilities	$5,433,750	$—	$—	$5,433,750
Derivative private warrant liabilities	$—	$—	$3,797,330	$3,797,330
Total fair value	$350,447,925	$—	$3,797,330	$354,245,255

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of September 30, 2021, the value of the Public Warrants was measured based on the trading price since being separately listed and traded. For the three and nine months ended September 30, 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of $6.7 million and $3.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 12, 2021	As of March 31, 2021	As of June 30, 2021	As of September 30, 2021
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock Price	$9.79	$9.76	$9.70	$9.72
Option term (in years)	5.00	5.00	4.98	5.07
Volatility	19%	14%	18%	12%
Risk-free interest rate	0.7%	1.0%	0.9%	1.1%

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$—
Issuance of Derivative Warrants - Level 3	13,161,830
Transfer of Public Warrants to Level 1	(7,762,500)
Change in fair value of derivative warrant liabilities - Level 3	(1,661,330)
Derivative warrant liabilities at March 31, 2021 - Level 3	$3,738,000
Change in fair value of derivative warrant liabilities - Level 3	2,848,000
Derivative warrant liabilities at June 30, 2021 - Level 3	$6,586,000
Change in fair value of derivative warrant liabilities - Level 3	(2,788,670)
Derivative warrant liabilities at September 30, 2021 - Level 3	$3,797,330

Note 11—Subsequent Events

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

Results of Operations

Our entire activity from inception through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had income of approximately $6.5 million, which consisted of $6.7 million for change in fair value of derivative warrant liabilities, approximately $5,000 of income from investments held in Trust Account, offset by approximately $101,000 of general and administrative expenses and approximately $50,000 of franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $2.5 million, which consisted of $3.9 million for change in fair value of derivative warrant liabilities and approximately $14,000 of income from investments held in Trust Account, offset by approximately $449,000 of financing costs, approximately $868,000 of general and administrative expenses and approximately $147,000 of franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $342,000 in cash and working capital of approximately $521,000 (not taking into account tax obligations of approximately $102,000 that may be paid using investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of Founder Shares, the loan under the Promissory Note of $130,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge our exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815-15, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in our condensed statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of September 30, 2021, the value of the Public Warrants was measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,558,333 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November 2021.

DIAMONDHEAD HOLDINGS CORP.

By:	/s/ David T. Hamamoto
Name:	David T. Hamamoto
Title:	Chief Executive Officer (Principal Executive Officer)