Form 10-K
period 2021-12-31
DiamondHead Holdings Corp.
filed 2022-04-13
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $334,650,000.

As of April 13, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DIAMONDHEAD HOLDINGS CORP.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	actual and potential conflicts of interest relating to our sponsor and our directors, officers and other affiliates;
●	our ability to draw from the support and expertise of our sponsor, and our directors, officers and other affiliates;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	risks associated with acquiring an operating company;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Unless otherwise stated in this report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors, including certain funds and accounts managed by subsidiaries of BlackRock, Inc. and Millennium Management LLC, respectively;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees), excluding the anchor investors which will receive certain founder shares from our sponsor upon consummation of our initial business combination;
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor and the anchor investors in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;
●	“sponsor” are to DHP SPAC-II Sponsor LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “company” or “our company” are to DiamondHead Holdings Corp.

PART I

Item 1. Business

Overview

We are an early stage blank check company recently incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination.

Our sponsor, DHP SPAC-II Sponsor LLC, is an entity controlled by David T. Hamamoto. Mr. Hamamoto currently serves as a director of Lordstown and previously served as the Chairman and Chief Executive Officer of DiamondPeak, which was a blank check company at the time of its 2019 initial public offering. On October 23, 2020, DiamondPeak completed its initial business combination with Lordstown Motors Corp. (“Lordstown”), a manufacturer of light duty electric trucks. As of March 28, 2022, other members of our sponsor include a fund managed by Antara Capital, which holds approximately 50% of the limited liability company  interests of our sponsor and our other officers and directors. Antara Capital, founded by Himanshu Gulati in 2018, invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

We intend to capitalize on the ability of our management team to identify, acquire and operate a business in any industry or sector and leverage our public market experience to unlock value in a private platform. We believe the extensive experience of our CEO and management as highlighted through decades of investing makes us well situated to identify, source, negotiate and execute an initial business combination with an attractive company or business, and gives us a competitive edge.

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

Our board of directors also includes Jonathan A. Langer, who currently serves as Managing Member of Fireside Investments, LLC, a private investment firm that Mr. Langer founded in 2012, Judith A. Hannaway, a financial industry consultant and former Managing Director of Scudder Investments responsible for Special Product Development including closed-end funds, offshore funds and REIT funds, and Charles Schoenherr, who currently serves as Managing Director of Waypoint Residential, LLC, which invests in multifamily properties in the Sunbelt.

Business Strategy

Our business strategy is to utilize our management team’s existing investment identification and evaluation platforms to identify, acquire and, after our initial business combination, implement an operating strategy with a view of creating value for our shareholders through growth, operational improvements, capital infusion or future acquisitions. Our focus on value creation is driven by a disciplined investment strategy supported by a fundamental approach. This includes comprehensive due diligence, thoughtful underwriting and deep strategic analysis, resulting in a thorough evaluation of each investment opportunity. Mr. Hamamoto has leveraged his longstanding relationships, network of industry connections and his ability to uncover unique opportunities and support them with market expertise. We intend to source initial business combination opportunities through our management team’s network of operating partners, investors, financial firms, brokers and lenders. The members of our management team have communicated and will continue communicating with their networks to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

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

Acquisition Criteria

We are seeking to identify companies that have compelling growth potential and a combination of the following characteristics. We have used these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

●	Competitive market position. We are seeking candidates that operate in one or more markets that exhibit strong or improving fundamentals. We intend to evaluate each market based on several factors including competitive dynamics, demand drivers, barriers to entry and the potential for sustainable competitive advantages.
●	Strong target management teams. We are seeking candidates who have strong management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will spend significant time assessing a target company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time if needed.
●	Opportunity to benefit from our management team’s expertise. We are seeking candidates whose performance can be enhanced by the skill sets provided by our management team, including operating and growing businesses in both the public and private markets.
●	At an inflection point. We are seeking candidates where we believe we can drive improved financial performance and where an acquisition may help facilitate growth. We believe that we are well-positioned to evaluate and improve a target company’s growth prospects and help them realize the opportunities to create shareholder value following the consummation of a business combination.
●	Opportunity for operational improvements. We are seeking to identify businesses that we believe would benefit from our ability to drive improvements in the target company’s revenue-generating strategies, product or service offering, sales and marketing efforts, geographical presence and/or cost structure.
●	Growth opportunities through capital investment. We are seeking candidates who will benefit from additional capital investment through a business combination. These opportunities may include increasing profitability through the recapitalization of existing financial obligations, capital investments in existing facilities or capital investment in new facilities or expansion opportunities.

●	Opportunities for add-on acquisitions. We are seeking to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute such transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.
●	Appropriate valuations. We are seeking to be a disciplined and valuation-centric investor that will invest on terms that we believe provide significant upside potential with limited downside risk.

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

We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with our sponsor, which we refer to as an “Affiliated Joint Acquisition”. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this annual report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to miake any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

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

Our Acquisition Process

We utilize the diligence, rigor, and expertise of our management team to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing and operating in private and public markets, we are often familiar with the process of assessing the prospective target’s end-market, competitive landscape and business model.

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

Financial Position

With funds available in the trust account for a business combination in the amount of $332,945,717, after payment of $12,075,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We have received a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team and sponsor. In addition to the proprietary deal flow, we anticipate that additional target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our management team and sponsor, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021 was approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $318,000 of working capital (as of December 31, 2021), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $318,000 of working capital outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Summary of Risk Factors

We are a recently formed early stage company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
●	We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
●	Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
●	We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak.
●	Past performance by our management team may not be indicative of future performance of an investment in us.
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this annual report.

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

We believe that the funds available to us outside of the trust account as of December 31, 2021 are sufficient to allow us to operate until January 28, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share”.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $250,000 (as of December 31, 2021) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to withdraw interest from the trust account and/or or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share”.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. Any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

We may complete our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In order to complete a business combination, blank check companies have amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to complete our initial business combination.

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

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are not currently subject to.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 28, 2023; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share”.

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

Our certificate of incorporation authorizes the issuance of up to 300,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There are 265,500,000 and 1,375,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. There are currently no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination (although our certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock to redeem the warrants as described in our final prospectus of our initial public offering or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated, including Lordstown Motors, have been or may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact (subject to certain approvals and consents) we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of our sponsor. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

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

In the event we consummate an initial business combination the nominal purchase price paid by our sponsor for the founder shares may further dilute the implied value of your public shares, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

While we are offering our units at an offering price of $10.00 per unit and the amount in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be further and significantly diluted in the event we consummate an initial business combination. For example, the following table shows the public shareholders’ and the sponsor’s investment per share compared to the implied value of one of our shares upon the consummation of our initial business combination if at that time we were valued at $345,020,717, which represents the amount we had in the trust account as of December 31, 2021. At that valuation, each of our ordinary shares would have an implied value of $8.00 per share, which is a 20.0% decrease as compared to the initial implied value per public share of $10.00.

Public shares	34,500,000
Founder shares	8,625,000
Total shares	43,125,000
Total funds in trust available for initial business combination (1)	$345,020,717
Implied value per share	$8.00
Public shareholders’ investment per share (2)	$10.00
Sponsor’s investment per share (3)	$0.003
(1)Funds held in trust account as of December 31, 2021. Does not take into account other potential impacts on our valuation at the time of the business combination, such as the value of our public and private warrants, the trading price of our public shares, the business combination transaction costs (including payment of $12,075,000 of deferred underwriting commissions), any equity issued or cash paid to the business target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.
(2)While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table no value is ascribed to the public warrants.

(3)Represents the per share price paid by our sponsor for the founder shares. The sponsor’s total investment in us is equal to approximately $7,501,000, which includes the payment of $25,000 for the founder shares and the payment by our sponsor of approximately $7,476,000 for the private placement warrants.

While the implied value of our public shares may be diluted, the implied value of $8.00 per share would represent a significant implied profit for our sponsor relative to the initial purchase price of the founder shares. Our sponsor has invested an aggregate of approximately $7,501,000 in us in connection with our Initial Public Offering, which includes the payment of $25,000 for the founder shares and the payment by our sponsor of approximately $7,476,000 for the private placement warrants. At $8.00 per share, the 8,625,000 founder shares would have an aggregate implied value of $69,000,000. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares is less than $2.00 per share and even if the private placement warrants are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. It is possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an internal setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriations of assets.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to take steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become more scarce and there may be increased competition for attractive targets. This could increase the cost of our initial business combination; it could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. As mentioned throughout this section, attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Together, this could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted in, and a significant outbreak of new variants or other infectious diseases could result in, a widespread health crisis adversely affecting the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to complete a business combination at all if concerns relating to COVID-19, new variants or other infectious diseases restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and service providers in a timely manner, if at all. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which remain uncertain and cannot be predicted. The disruptions posed by COVID-19, new variants or other public health emergencies, diseases or matters of global concern could materially adversely affect our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

Holders

On April 13, 2022, there was one holder of record of our units, one holder of record of our Class A common stock and six holders of record of our warrants.

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

Item 6. Reserved

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity from inception through December 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of approximately $2.7 million, which consisted of $4.4 million for change in fair value of derivative warrant liabilities and approximately $21,000 of income from investments held in Trust Account, offset by approximately $449,000 of financing costs, approximately $1.0 million of general and administrative expenses and $200,000 of franchise tax expense.

For the year ended December 31, 2020, we had a net loss of approximately $2,000, which consisted solely of approximately $1,000 of general and administrative expenses and $1,000 of franchise tax expense.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $253,000 in cash and working capital of approximately $318,000 (not taking into account tax obligations of approximately $115,000 that may be paid using investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of Founder Shares, the loan under the Promissory Note of $130,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes we will have sufficient working capital and borrowing capacity to meet our needs through the consummation of a Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 28, 2023.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and related revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of December 31, 2021, the value of the Public Warrants was measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet. There were no Class A common stock issued or outstanding at December 31, 2020.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately, upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,558,333 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our management has concluded that our internal control resulted in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within our Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 22, 2021.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers, directors and director nominees are as follows:

Name	Age	Position
David T. Hamamoto	62	Chairman and Chief Executive Officer

Keith Feldman	45	Director and Chief Financial Officer

Judith A. Hannaway	68	Director

Jonathan A. Langer	52	Director

Charles W. Schoenherr	62	Director

David T. Hamamoto our Chairman and Chief Executive Officer since inception, is the Founder of Diamond Head Partners, LLC which he established in 2017. He is also a director and chairman of the nominating and corporate governance committee of Lordstown and previously served as the Chairman and Chief Executive Officer of DiamondPeak. Previously, he served as Executive Vice Chairman of Colony NorthStar (now Colony Capital (NYSE:CLNY)), a real estate and investment management firm, from January 2017 through January 2018. The NorthStar companies, which he founded, were sold to Colony Capital in January 2017. Prior to the sale, Mr. Hamamoto was Executive Chairman of NorthStar Asset Management Group (“NSAM”) since 2015, having previously served as its Chairman and Chief Executive Officer from 2014 until 2015. Mr. Hamamoto was the Chairman of the board of directors of NorthStar Realty Finance Corp. (NYSE:NRF)(“NRF”), a real estate investment trust, from 2007 to January 2017 and served as one of its directors from 2003 to January 2017. Mr. Hamamoto previously served as NRF’s Chief Executive Officer from 2004 until 2015 and President from 2004 until 2011. Mr. Hamamoto was Chairman of the board of directors of NorthStar Realty Europe Corp. from 2015 to January 2017. In 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty Finance, for which he served as Co-Chief Executive Officer until 2004. Prior to NorthStar, Mr. Hamamoto was a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Between April and July 2018, several class actions (and two derivative lawsuits) were filed in connection with the Colony-NorthStar merger and the merged company’s performance thereafter; three in federal court in California, three in state court in California, and two in state court in Maryland. Mr. Hamamoto is named as an individual defendant in each of these lawsuits. The lawsuits generally share a factual nexus, and allege securities law violations and other claims against all defendants, including Mr. Hamamoto. Presently, only one federal and one (consolidated) state case are pending. Mr. Hamamoto disputes all such allegations and is defending vigorously against the lawsuits. In 2021, several class actions and derivative lawsuits were filed in connection with the DiamondPeak-Lordstown Motors merger and claims relating to Lordstown vehicle pre-orders and production timeline; seven in federal court in Ohio, four in federal court in Delaware and four in chancery court in Delaware. Mr. Hamamoto is named as an individual defendant in certain of these lawsuits. The lawsuits generally share a factual nexus, and allege securities law violations and other claims against all defendants, including Mr. Hamamoto. Mr. Hamamoto disputes all such allegations and is defending vigorously against the lawsuits. Mr. Hamamoto received a B.S. from Stanford University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He is well qualified to serve as a director due to his extensive real estate, investment and operational experience.

Keith Feldman. Mr. Feldman, one of our directors and Chief Financial Officer since inception, currently serves as a director and the chairman of the audit committee of Lordstown and previously served as the Chief Financial Officer and Treasurer of NorthStar Realty Europe Corp. (NYSE: NRE), a NYSE listed REIT focused on European commercial real estate properties from May 2017, through the acquisition by AXA Investment Managers-Real Assets, in September 2019. Mr. Feldman served as a managing director of Colony Capital, Inc., from January 2017 to October 2019 and served as a managing director of NorthStar Asset Management Group Inc., a predecessor company of Colony Capital, Inc. from July 2014 to January 2017, as a managing director of NorthStar Realty Finance Corp. from January 2014 to July 2014 and as a director of NorthStar Realty Finance Corp. from January 2012 to December 2013. In each of these roles, Mr. Feldman’s responsibilities included capital markets, corporate finance, and investor relations. Earlier in his career, Mr. Feldman held various financial positions at NorthStar Realty Finance Corp., Goldman Sachs, J.P. Morgan Chase and

KPMG LLP. Mr. Feldman received a Bachelor of Science in accounting from Binghamton University. In 2021, several class actions and derivative lawsuits were filed in connection with the DiamondPeak-Lordstown Motors merger and claims relating to Lordstown vehicle pre-orders and production timeline; one in federal court in Ohio, four in federal court in Delaware and two in chancery court in Delaware. Mr. Feldman is named as an individual defendant in each of these lawsuits. The lawsuits generally share a factual nexus, and allege securities law violations and other claims against all defendants, including Mr. Feldman. Mr. Feldman disputes all such allegations and is defending vigorously against the lawsuits. Mr. Feldman is a CFA charterholder and a CPA. He is well qualified to serve as a director due to his experience with the operations and management, financial reporting and auditing of public companies in addition to operational expertise.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Schoenherr, Ms. Hannaway and Mr. Langer serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Schoenherr, Ms. Hannaway and Mr. Langer meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Schoenherr qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Langer and Mr. Schoenherr serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, each of whom must be independent, subject to certain phase-in provisions. Mr. Langer and Mr. Schoenherr meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by January 28, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares are not transferable, assignable by our sponsor or our anchor investors until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants, the warrants that may be issued upon conversion of working capital loans and the Class A common stock underlying such warrants, are not transferable, assignable or salable by our sponsor, the anchor investors or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

●	The conflicts described above may not be resolved in our favor.
●	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You may to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
	Number of Shares		Number of Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owners(1)	Owned(2)	% of Class	Owned	% of Class
DHP SPAC-II Sponsor LLC(2)(3)	—	—	8,625,000	100%
David T. Hamamoto(2)(3)	—	—	8,625,000	100%
Keith Feldman	—	—	—	—
Jonathan A. Langer	—	—	—	—
Judith A. Hannaway	—	—	—	—
Charles Schoenherr	—	—	—	—
All executive officers and directors as a group (five individuals)(3)	—	—	8,625,000	100%
Adage Capital Partners, L.P.(4)	2,400,000	7.0%	—	—
Millennium Management LLC(5)	2,970,000	8.6%	—	—
BlackRock, Inc.(6)	3,415,000	9.9%	—	—
(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o DiamondHead Holdings Corp., 250 Park Ave., 7 Floor, New York, New York 10177.
(2)Our sponsor is the record holder of the shares reported herein and is an affiliate of David T. Hamamoto, our Chairman and Chief Executive Officer. David T. Hamamoto has voting and investment discretion with respect to the common stock held by our sponsor and may thus be deemed to have beneficial ownership of the common stock held directly by our sponsor.A fund managed by Antara Capital and certain of our officers and director nominees are members of our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)Includes up to 1,250,625 founder shares held by our sponsor that it has agreed to transfer to the anchor investors upon consummation of our initial business combination. See “Certain Relationships and Related Party Transactions” for additional information.
(4)Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) with respect to the shares of Class A Common Stock directly owned by it. Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP with respect to the shares of Class A Common Stock directly owned by ACP. Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, general partner of ACP, with respect to the shares of Class A Common Stock directly owned by ACP. Robert Atchinson, is managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the shares of Class A Common Stock directly owned by ACP. Phillip Gross, is managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the shares of Class A Common Stock directly owned by ACP. ACP’s executive offices are located at 250 Park Ave., 7th Floor, New York, New York 10177.
(5)Based on a Schedule 13G filed on January 25, 2021 on behalf of Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), Riverview Group LLC, a Delaware limited liability company (“Riverview Group”), ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”) and Israel A. Englander. As of the close of business on February 1, 2021, the reporting persons beneficially owned an aggregate of 2,970,000 shares of the issuer’s Class A Common Stock. Specifically, as of the close of business on February 1, 2021: (i) Integrated Core Strategies beneficially owned 2,544,500 shares of the issuer’s Class A Common Stock; (ii) Riverview Group beneficially owned 143,000 shares of the issuer’s Class A Common Stock; and (iii) ICS Opportunities beneficially owned 282,500 shares of the issuer’s Class A Common Stock. Millennium International Management is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The foregoing should not be construed in and of itself as an admission by Millennium International Management, Millennium Management, Millennium Group Management or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core Strategies, Riverview Group or ICS Opportunities, as the case may be. The business address of each reporting person is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103.
(6)Based on a Schedule 13G filed on February 8, 2022 on behalf of BlackRock, Inc., as of December 31, 2021, 3,415,500 shares of Class A common stock were held by BlackRock, Inc. The registered holders of the referenced shares are funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc. BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities. The address of such funds and accounts and such investment adviser subsidiaries is 55 East 52nd Street, New York, NY 10055.

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

Our sponsor and our anchor investors have purchased an aggregate of 5,933,333 private placement warrants for a purchase price of $1.50 per whole warrant, or $8,900,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (including the warrants that may be issued upon conversion of working capital loans and the Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Our anchor investors purchased an aggregate of 5,370,000 units in our initial public offering. Further, each of the anchor investors have agreed that if they, together with their affiliates, beneficially hold less than 9.9% of the shares sold in our initial public offering upon consummation of our initial business combination, they will forfeit certain founder shares back to the sponsor. There can be no assurance that what amount of equity our anchor investors will retain, if any, upon the consummation of our initial business combination. In the event that the anchor investors purchase additional units and vote them in favor of our initial business combination, a smaller portion of affirmative votes from other public shareholders would be required to approve our initial business combination. As a result of the founder shares and private placement warrants that our anchor investors may hold, they may have different interests with respect to a vote on an initial business combination than other public stockholders. In addition, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Payment to our sponsor of $10,000 per month, until January 28, 2023, for office space, utilities and secretarial and administrative support;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 totaled $74,745. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the period from October 7, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $65,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021 and the period from October 7, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the year ended December 31, 2021 and the period from October 7, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2021 and the period from October 7, 2020 (inception) through December 31, 2020.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

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

DIAMONDHEAD HOLDINGS CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholder’s Equity (Deficit) for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

DiamondHead Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiamondHead Holdings Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year then ended and for the period from October 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. If the Company is unable to complete a Business Combination by the close of business on January 28, 2023, the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 13, 2022

DIAMONDHEAD HOLDINGS CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$252,601	$16,110
Prepaid expenses	240,075	—
Total current assets	492,676	16,110
Deferred offering costs	—	275,140
Investments held in Trust Account	345,020,717	—
Total Assets	$345,513,393	$291,250

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$54,391	$724
Accrued expenses	120,000	136,250
Franchise tax payable	114,645	1,168
Note payable - related party	—	130,000
Total current liabilities	289,036	268,142
Deferred underwriting commissions	12,075,000	—
Derivative warrant liabilities	8,794,330	—
Total liabilities	21,158,366	268,142

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption , $0.0001 par value; 34,500,000 and 0 shares at $10.00 per share redemption value at December 31, 2021 and 2020, respectively	345,000,000	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(20,645,836)	(1,892)
Total stockholders' equity (deficit)	(20,644,973)	23,108
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$345,513,393	$291,250

The accompanying notes are an integral part of these financial statements.

DIAMONDHEAD HOLDINGS CORP.

STATEMENTS OF OPERATIONS

		For the period
		From October 7,
	For the Year	2020 (Inception)
	Ended	through
	December 31,	December 31,
	2021	2020

General and administrative expenses	$1,030,906	$724
Franchise tax expense	200,000	1,168
Loss from operations	(1,230,906)	(1,892)
Change in fair value of derivative warrant liabilities	4,367,500	—
Financing costs - derivative warrant liabilities	(449,070)	—
Income from investments held in Trust Account	20,717	—
Net income (loss)	$2,708,241	$(1,892)

Weighted average shares outstanding of Class A common stock	31,947,945	—
Basic and diluted net income per share, Class A common stock	$0.07	$—

Basic weighted average shares outstanding of Class B common stock	8,541,781	7,500,000
Diluted weighted average shares outstanding of Class B common stock	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.00)

The accompanying notes are an integral part of these financial statements.

DIAMONDHEAD HOLDINGS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,500,670	—	3,500,670
Accretion of Class A common stock to redemption amount	—	—	—	—	(3,524,807)	(23,352,185)	(26,876,992)
Net income	—	—	—	—	—	2,708,241	2,708,241
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(20,645,836)	$(20,644,973)

For the Period From October 7, 2020 (Inception) through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - October 7, 2020 (inception)	—	$—	—	$—	$—	$—	—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(1,892)	(1,892)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108

The accompanying notes are an integral part of these financial statements.

DIAMONDHEAD HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		From October 7,
		2020 (Inception)
	For the Year	through
	Ended December	December 31,
	31, 2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,708,241	$(1,892)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,367,500)	—
Financing costs - derivative warrant liabilities	449,070	—
Income from investments held in Trust Account	(20,717)	—

Changes in operating assets and liabilities:
Prepaid expenses	(240,075)	—
Accounts payable	53,667	724
Accrued expenses	(86,250)	—
Franchise tax payable	113,477	1,168
Net cash used in operating activities	(1,390,087)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	130,000
Repayment of note payable	(130,000)	—
Proceeds received from initial public offering, gross	345,000,000	—
Proceeds received from private placement	8,900,000	—
Offering costs paid	(7,143,422)	(113,890)
Net cash provided by financing activities	346,626,578	16,110

Net increase in cash	236,491	16,110

Cash - beginning of the period	16,110	—
Cash - end of the period	$252,601	$16,110

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in accrued expenses	$70,000	$136,250
Deferred underwriting commissions	$12,075,000	$—

The accompanying notes are an integral part of these financial statements.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) to December 31, 2020 and January 1, 2021 to December 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering and Private Placement described below.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to our Sponsor and to certain qualified institutional buyers or institutional accredited investors, including certain funds and accounts managed by subsidiaries of BlackRock, Inc. and Millennium Management LLC (each, an “Anchor Investor”), generating proceeds of $8.9 million (Note 4)..

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims (i) by a third party who executed a waiver of any and all rights to seek access to the trust account or (ii) under our indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Marcum LLP, the Company’s independent registered public accounting firm, will not execute agreements with the Company waiving claims to the monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $253,000 in cash and working capital of approximately $318,000 (not taking into account tax obligations of approximately $115,000 that may be paid using investment income earned in Trust Account).

To date, the Company’s liquidity needs have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was repaid on February 1, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 28, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2- Basis of Presentation and Summary of Significant Accounting Policies

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company had no cash equivalents held outside the Trust Account.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in the Trust Account. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
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

NOTES TO FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of December 31, 2021, the value of the Public Warrants was measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. There was no Class A common stock issued or outstanding at December 31, 2020.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,558,333 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

			For the Period From October 7,
	For the Year Ended December		2020 (Inception) through
	31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income(loss) - Basic	$2,136,906	$571,335	$—	$(1,892)
Allocation of net income (loss) - Diluted	$2,132,523	$575,718	$—	$(1,892)
Denominator:
Basic weighted average common stock outstanding	31,947,945	8,541,781	—	7,500,000
Diluted weighted average common stock outstanding	31,947,945	8,625,000	—	7,500,000
Basic and diluted net income (loss) per common stock	$0.07	$0.07	$—	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 5 - Related Party Transactions

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

Promissory Note — Related Party

On October 21, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the "Promissory Note"). The Promissory Note was non-interest bearing and due upon the completion of the Initial

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Public Offering. As of December 31, 2020, the Company borrowed $130,000 under the Promissory Note. On February 1, 2021, the Company repaid the Promissory Note in full. Subsequent to repayment, the facility is no longer available to the Company.

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

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. The Sponsor has waived these fees through December 31, 2021.

Note 6 - Commitments and Contingencies

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Derivative Warrant Liabilities

As of December 31, 2021, the Company had 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 8-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(7,762,500)
Class A common stock issuance costs	(19,114,492)
Plus:
Accretion of carrying value to redemption value	26,876,992
Class A common stock subject to possible redemption	$345,000,000

Note 9- Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity. (See Note 8). At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 8,625,000 shares of Class B common stock issued and outstanding. Of the 8,625,000 shares of Class B common stock outstanding as of December 31, 2020, up to 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On January 28, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

NOTES TO FINANCIAL STATEMENTS

Note 10-Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - Money Market Funds	$345,020,717	$—	$—	$345,020,717
Liabilities:
Derivative public warrant liabilities	$5,175,000	$—	$—	$5,175,000
Derivative private warrant liabilities	$—	$—	$3,619,330	$3,619,330

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

Prior to being publicly traded, the fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of December 31, 2021, the value of the Public Warrants was measured based on the trading price since being separately listed and traded. For the year ended December 31, 2021, the Company recognized a gain of approximately $4.4 million resulting from a decrease in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 28, 2021	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.79	$9.74
Option term (in years)	5.00	4.82
Volatility	19%	12%
Risk-free interest rate	0.7%	1.3%

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the year ended December 31, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$—
Issuance of Derivative Warrants - Level 3	13,161,830
Transfer of Public Warrants to Level 1	(7,762,500)
Change in fair value of derivative warrant liabilities - Level 3	(1,780,000)
Derivative warrant liabilities at December 31, 2021 - Level 3	$3,619,330

Note 11-Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following for the year ended December 31, 2021:

December 31, 2021
Current
Federal	$—
State	—
Deferred
Federal	(254,140)
State	—
Valuation allowance	254,140
Income tax provision	$—

The Company’s net deferred tax assets were as follows as of December 31, 2021:

December 31,2021
Deferred tax assets:
Net operating loss	37,649
Start-up/Organization costs	216,490
Total deferred tax assets	254,140
Valuation allowance	(254,140)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) and deferred tax assets at December 31, 2020 were deemed immaterial. As of December 31, 2021, the Company had $179,283 of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ending December 31, 2021 the change in valuation allowance was $254,140.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) for the year ended December 31, 2021 is as follows:

December 31, 2021
Statutory Federal income tax rate	21.0%
Financing costs	3.5%
Change in fair value of derivative warrant liabilities	(33.9)%
Change in valuation allowance	9.4%
Income taxes benefit	0.0%

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. The Company did not identify any subsequent event, other than described below, that would have required adjustment or disclosure in the consolidated financial statements.

In March 2022, Antara Capital acquired an approximately 50% interest in our sponsor, DHP SPAC II Sponsor LLC, an entity controlled by David Hamamoto. Antara Capital, founded by Himanshu Gulati in 2018, invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDHEAD HOLDINGS
CORP.
(Registrant)
Date: April 13, 2022	By:	/s/ David T. Hamamoto
David T. Hamamoto
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David T. Hamamoto	Chairman and Chief Executive Officer	April 13, 2022
David T. Hamamoto	(Principal Executive Officer)

/s/ Keith Feldman	Chief Financial Officer and Director	April 13, 2022
Keith Feldman	(Principal Financial and Accounting Officer)

/s/ Judith A. Hannaway	Director	April 13, 2022
Judith A. Hannaway

/s/ Jonathan A. Langer	Director	April 13, 2022
Jonathan A. Langer

/s/ Charles W. Schoenherr	Director	April 13, 2022
Charles W. Schoenherr