Form 10-Q
period 2022-03-31
DiamondHead Holdings Corp.
filed 2022-05-16
CIK 1830188

ewwwwwwwwfgvt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 16, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DIAMONDHEAD HOLDINGS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

DIAMONDHEAD HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$108,219	$252,601
Prepaid expenses	233,404	240,075
Total current assets	341,623	492,676
Investments held in Trust Account	345,048,875	345,020,717
Total Assets	$345,390,498	$345,513,393

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$109,842	$54,391
Accrued expenses	50,000	120,000
Franchise tax payable	163,412	114,645
Total current liabilities	323,254	289,036
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	5,009,170	8,794,330
Total liabilities	17,407,424	21,158,366

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption , $0.0001 par value; 34,500,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(17,017,789)	(20,645,836)
Total stockholders' deficit	(17,016,926)	(20,644,973)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$345,390,498	$345,513,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$136,504	$642,360
Franchise tax expense	48,767	48,269
Loss from operations	(185,271)	(690,629)
Change in fair value of derivative warrant liabilities	3,785,160	4,248,830
Financing costs - derivative warrant liabilities	—	(449,070)
Income from investments held in Trust Account	28,158	3,630
Net income	$3,628,047	$3,112,761

Weighted average shares outstanding of Class A common stock	34,500,000	24,150,000
Basic net income per share, Class A common stock	$0.08	$0.10
Diluted net income per share, Class A common stock	$0.08	$0.09

Basic weighted average shares outstanding of Class B common stock	8,625,000	8,287,500
Diluted weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Basic net income per share, Class B common stock	$0.08	$0.10
Diluted net income per share, Class B common stock	$0.08	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(20,645,836)	$(20,644,973)
Net income	—	—	—	—	—	3,628,047	3,628,047
Balance - March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(17,017,789)	$(17,016,926)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,500,670	—	3,500,670
Accretion of Class A common stock to redemption amount	—	—	—	—	(3,524,807)	(23,352,185)	(26,876,992)
Net income	—	—	—	—	—	3,112,761	3,112,761
Balance - March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(20,241,316)	$(20,240,453)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,628,047	$3,112,761
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,785,160)	(4,248,830)
Financing costs - derivative warrant liabilities	—	449,070
Income from investments held in Trust Account	(28,158)	(3,630)

Changes in operating assets and liabilities:
Prepaid expenses	6,671	(408,838)
Accounts payable	55,451	298,332
Accrued expenses	—	313,750
Franchise tax payable	48,767	1,183
Net cash used in operating activities	(74,382)	(486,202)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable	—	(130,000)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	(70,000)	(7,118,422)
Net cash (used by) provided by financing activities	(70,000)	346,651,578

Net (decrease) increase in cash	(144,382)	1,165,376

Cash - beginning of the period	252,601	16,110
Cash - end of the period	$108,219	$1,181,486

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$95,000
Deferred underwriting commissions	$—	$12,075,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$—	$588,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity from the Company’s inception to March 31, 2022 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering and Private Placement described below, and from changes in the fair value of its derivative warrant liability.

The Company’s sponsor is DHP SPAC-II Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 25, 2021. On January 28, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, including approximately $12.1 million in deferred underwriting commissions (Note 6).

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption have been recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $108,000 in cash and working capital of approximately $182,000 (not taking into account tax obligations of approximately $163,000 that may be paid using investment income earned in Trust Account).

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, a loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was repaid on February 1, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of March 31, 2022 and December 31, 2021, the value of the Public Warrants is measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic	$2,902,438	$725,609	$2,317,478	$795,283
Allocation of net income - Diluted	$2,902,438	$725,609	$2,293,613	$819,148
Denominator:
Basic weighted average common stock outstanding	34,500,000	8,625,000	24,150,000	8,287,500
Diluted weighted average common stock outstanding	34,500,000	8,625,000	24,150,000	8,625,000
Basic net income per common stock	$0.08	$0.08	$0.10	$0.10
Diluted net income per common stock	$0.08	$0.08	$0.09	$0.09

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 —Initial Public Offering

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

Note 5 —Related Party Transactions

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. The Sponsor has waived these fees through March 31, 2022.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consulting Agreement

The Company entered into a consulting agreement, pursuant to which the consultant will provide the Company, among other services, assistance in technical diligence of a potential target for a Business Combination. The Company expects to pay the consultant approximately $2.6 million in connection with the consummation of a Business Combination.

Note 7 —Derivative Warrant Liabilities

As of December 31, 2021, the Company had an aggregate of 14,558,333 warrants outstanding, comprised of 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants.

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

Redemptions of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to each warrant holder.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

DIAMONDHEAD HOLDINGS CORP.

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

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except as set forth under “Redemption of Warrants when the Price per Share of Class A Common Stock Equals or Exceeds $10.00”). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified as temporary equity and presented outside of permanent equity in the condensed balance sheets.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table as of March 31, 2022 and December 31, 2021:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(7,762,500)
Class A common stock issuance costs	(19,114,492)
Plus:
Accretion of carrying value to redemption value	26,876,992
Class A common stock subject to possible redemption	$345,000,000

Note 9— Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding. Of the 8,625,000 shares of Class B common stock initially issued, up to 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On January 28, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$345,048,875	$—	$—	$345,048,875
Liabilities:
Derivative public warrant liabilities	$2,932,500	$—	$—	$2,932,500
Derivative private warrant liabilities	$—	$—	$2,076,670	$2,076,670

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$345,020,717	$—	$—	$345,020,717
Liabilities:
Derivative public warrant liabilities	$5,175,000	$—	$—	$5,175,000
Derivative private warrant liabilities	$—	$—	$3,619,330	$3,619,330

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in March 2021, when the Public Warrants were separately listed and traded in an active market.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Prior to being publicly traded, the fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of March 31, 2022 and December 31, 2021, the value of the Public Warrants was measured based on the trading price since being separately listed and traded. For the three months ended March 31, 2022 and 2021, the Company recognized a gain of approximately $3.8 million and $4.2 million, respectively, resulting from a decrease in the fair value of derivative liabilities and is presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.79	$9.74
Option term (in years)	4.77	4.82
Volatility	6%	12%
Risk-free interest rate	2.5%	1.3%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$3,619,330
Change in fair value of derivative warrant liabilities - Level 3	(1,542,660)
Derivative warrant liabilities at March 31, 2022 - Level 3	$2,076,670

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $108,000 in cash and working capital of approximately $182,000 (not taking into account tax obligations of approximately $163,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of Founder Shares, the loan under the Promissory Note of $130,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had a net income of approximately $3.6 million, which consisted approximately $28,000 in interest income from investments held in the trust account, non-operating income of approximately $3.8 million resulting from changes in the fair value of derivative warrant liabilities, offset by approximately $137,000 in general and administrative expenses and approximately $49,000 of franchise tax expense.

For the three months ended March 31, 2021, we had income of approximately $3.1 million, which consisted of $4.2 million for change in the fair value of derivative warrant liabilities, approximately $4,000 of income from investments held in Trust Account, offset by approximately $449,000 of financing costs and approximately $642,000 of general and administrative expenses and approximately $48,000 of franchise tax expense.

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

Critical Accounting Policies

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 13, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its condensed financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on April 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 13, 2022, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

DIAMONDHEAD HOLDINGS CORP.

By:	/s/ David T. Hamamoto
Name:	David T. Hamamoto
Title:	Chief Executive Officer (Principal Executive Officer)