Form 10-Q
period 2022-06-30
DiamondHead Holdings Corp.
filed 2022-08-15
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DIAMONDHEAD HOLDINGS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

DIAMONDHEAD HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$42,928	$252,601
Prepaid expenses	208,192	240,075
Total current assets	251,120	492,676
Investments held in Trust Account	345,249,812	345,020,717
Total Assets	$345,500,932	$345,513,393

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$41,941	$54,391
Accrued expenses	250,950	120,000
Income tax payable	62,878	—
Franchise tax payable	7,523	114,645
Total current liabilities	363,292	289,036
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	1,455,830	8,794,330
Total liabilities	13,894,122	21,158,366

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.002 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	345,076,542	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(13,470,595)	(20,645,836)
Total stockholders’ deficit	(13,469,732)	(20,644,973)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$345,500,932	$345,513,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$307,205	$124,777	$443,709	$767,137
Franchise tax expense	49,315	49,315	98,082	97,584
Loss from operations	(356,520)	(174,092)	(541,791)	(864,721)
Change in fair value of derivative warrant liabilities	3,553,340	(6,988,000)	7,338,500	(2,739,170)
Financing costs - derivative warrant liabilities	—	—	—	(449,070)
Income from investments held in Trust Account	489,794	5,243	517,952	8,873
Net income (loss) before income tax expense	3,686,614	(7,156,849)	7,314,661	(4,044,088)
Income tax expense	62,878	—	62,878	—
Net income (loss)	$3,623,736	$(7,156,849)	$7,251,783	$(4,044,088)

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	29,353,591
Basic and diluted net income (loss) per share, Class A common stock	$0.08	$(0.17)	$0.17	$(0.11)

Basic weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,457,182
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.17)	$0.17	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(20,645,836)	$(20,644,973)
Net income	—	—	—	—	—	3,628,047	3,628,047
Balance - March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(17,017,789)	$(17,016,926)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(76,542)	(76,542)
Net income	—	—	—	—	—	3,623,736	3,623,736
Balance - June 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(13,470,595)	$(13,469,732)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,500,670	—	3,500,670
Accretion of Class A common stock to redemption amount	—	—	—	—	(3,524,807)	(23,352,185)	(26,876,992)
Net income	—	—	—	—	—	3,112,761	3,112,761
Balance - March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(20,241,316)	$(20,240,453)
Net loss	—	—	—	—	—	(7,156,849)	(7,156,849)
Balance - June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(27,398,165)	$(27,397,302)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,251,783	$(4,044,088)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest withdrawn from trust to pay for tax obligations	288,858	—
Change in fair value of derivative warrant liabilities	(7,338,500)	2,739,170
Financing costs - derivative warrant liabilities	—	449,070
Income from investments held in Trust Account	(517,952)	(8,873)

Changes in operating assets and liabilities:
Prepaid expenses	31,882	(352,584)
Accounts payable	(12,450)	66,277
Accrued expenses	200,950	(127,415)
Franchise tax payable	(107,122)	50,499
Income tax payable	62,878	—
Net cash used in operating activities	(139,673)	(1,227,944)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable	—	(130,000)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	(70,000)	(7,143,422)
Net cash (used by) provided by financing activities	(70,000)	346,626,578

Net (decrease) increase in cash	(209,673)	398,634

Cash - beginning of the period	252,601	16,110
Cash - end of the period	$42,928	$414,744

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$76,542	$—
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$12,075,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$—	$588,562

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

As of June 30, 2022, the Company had not commenced any operations. All activity from the Company’s inception to June 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering and Private Placement described below, and from changes in the fair value of its derivative warrant liability.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $43,000 in cash and a working capital deficit of approximately $112,000 (not taking into account tax obligations of approximately $8,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, a loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was repaid on February 1, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company's ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company's ability to complete a business combination and the value of the Company's securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents held outside the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of June 30, 2022 and December 31, 2021, the value of the Public Warrants is measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering,

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in redemption value in the accompanying unaudited condensed statements of changes in stockholders’ deficit.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 1.7% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.86% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - Basic and diluted	$2,898,989	$724,747	$(5,725,479)	$(1,431,370)
Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per common stock	$0.08	$0.08	$(0.17)	$(0.17)

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - Basic and diluted	$5,801,426	$1,450,357	$(3,139,542)	$(904,546)
Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	29,353,591	8,457,182
Basic and diluted net income (loss) per common stock	$0.17	$0.17	$(0.11)	$(0.11)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. The Sponsor has waived these fees through June 30, 2022.

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

Note 7 —Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 14,558,333 warrants outstanding, comprised of 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants.

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

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified as temporary equity and presented outside of permanent equity in the condensed balance sheets.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table as of June 30, 2022 and December 31, 2021:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(7,762,500)
Class A common stock issuance costs	(19,114,492)
Plus:
Accretion of carrying value to redemption value	26,876,992
Class A common stock subject to possible redemption at December 31, 2021	345,000,000
Increase in redemption value of Class A common stock subject to redemption	76,542
Class A common stock subject to possible redemption at June 30, 2022	$345,076,542

Note 9— Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding. Of the 8,625,000 shares of Class B common stock initially issued, up to 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On January 28, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$345,249,812	$—	$—	$345,249,812
Liabilities:
Derivative public warrant liabilities	$862,500	$—	$—	$862,500
Derivative private warrant liabilities	$—	$—	$593,330	$593,330

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$345,020,717	$—	$—	$345,020,717
Liabilities:
Derivative public warrant liabilities	$5,175,000	$—	$—	$5,175,000
Derivative private warrant liabilities	$—	$—	$3,619,330	$3,619,330

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

Prior to being publicly traded, the fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of June 30, 2022 and December 31, 2021, the value of the Public Warrants was measured based on the trading price since being separately listed and traded. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) of approximately $3.6 million and ($7.0 million), respectively, resulting from a decrease/(increase) in the fair value of derivative liabilities and is presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) of approximately $7.3 million and ($2.7 million), respectively, resulting from a decrease/(increase) in the fair value of derivative liabilities and is presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.83	$9.74
Option term (in years)	4.90	4.82
Volatility	2%	12%
Risk-free interest rate	3.1%	1.3%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$3,619,330
Change in fair value of derivative warrant liabilities - Level 3	(1,542,660)
Derivative warrant liabilities at March 31, 2022 - Level 3	2,076,670
Change in fair value of derivative warrant liabilities - Level 3	(1,483,340)
Derivative warrant liabilities at June 30, 2022 - Level 3	$593,330

Derivative warrant liabilities at December 31, 2020 - Level 3	$—
Issuance of Derivative Warrants - Level 3	13,161,830
Transfer of Public Warrants to Level 1	(7,762,500)
Change in fair value of derivative warrant liabilities - Level 3	(1,661,330)
Derivative warrant liabilities at March 31, 2021 - Level 3	$3,738,000
Change in fair value of derivative warrant liabilities - Level 3	2,848,000
Derivative warrant liabilities at June 30, 2021 - Level 3	$6,586,000

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the condensed financial statements.

Effective as of August 10, 2022, the underwriter from the Initial Public Offering waived its entitlement to the deferred underwriting commissions in the amount of $12,075,000.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $43,000 in cash and working capital of approximately $112,000 (not taking into account tax obligations of approximately $8,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of Founder Shares, the loan under the Promissory Note of $130,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of approximately $3.6 million, which consisted approximately $490,000 in interest income from investments held in the Trust Account, non-operating income of approximately $3.6 million resulting from changes in the fair value of derivative warrant liabilities, partially offset by approximately $307,000 in general and administrative expenses, approximately $49,000 of franchise tax expense and income tax expense of approximately $63,000.

For the three months ended June 30, 2021, we had a loss of approximately $7.2 million, which consisted of $7.0 million for change in fair value of derivative warrant liabilities, approximately $125,000 of general and administrative expenses and approximately $49,000 of franchise tax expense, partially offset by approximately $5,000 of income from investments held in Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $7.3 million, which consisted approximately $518,000 in interest income from investments held in the trust account, non-operating income of approximately $7.3 million resulting from changes in the fair value of derivative warrant liabilities, partially offset by approximately $444,000 in general and administrative expenses and approximately $98,000 of franchise tax expense.

For the six months ended June 30, 2021, we had a net loss of approximately $4.0 million, which consisted of $2.7 million for change in fair value of derivative warrant liabilities, approximately $449,000 of financing costs and approximately $767,000 of general and administrative expenses and approximately $98,000 of franchise tax expense, partially offset by approximately $9,000 of income from investments held in Trust Account.

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

Critical Accounting Policies

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 13, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its condensed financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2022.

DIAMONDHEAD HOLDINGS CORP.

By:	/s/ David T. Hamamoto
Name:	David T. Hamamoto
Title:	Co-Chief Executive Officer (Principal Executive Officer)