Form 10-Q
period 2022-09-30
DiamondHead Holdings Corp.
filed 2022-11-09
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DIAMONDHEAD HOLDINGS CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	4

	Notes to Unaudited Condensed Consolidated financial statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$10,920	$252,601
Prepaid expenses	137,063	240,075
Total current assets	147,983	492,676
Investments held in Trust Account	346,615,567	345,020,717
Total Assets	$346,763,550	$345,513,393

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$146,192	$54,391
Accrued expenses	2,099,500	120,000
Income tax payable	352,045	—
Franchise tax payable	16,614	114,645
Total current liabilities	2,614,351	289,036
Deferred underwriting commissions	—	12,075,000
Derivative warrant liabilities	3,494,000	8,794,330
Total liabilities	6,108,351	21,158,366

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption , $0.0001 par value; 34,500,000 shares at $10.031 and $10.000 per share redemption value at September 30, 2022 and December 31, 2021, respectively	346,085,953	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(5,431,617)	(20,645,836)
Total stockholders’ deficit	(5,430,754)	(20,644,973)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$346,763,550	$345,513,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$2,102,853	$100,792	$2,546,562	$867,930
Franchise tax expense	49,863	49,863	147,945	147,447
Loss from operations	(2,152,716)	(150,655)	(2,694,507)	(1,015,377)
Change in fair value of derivative warrant liabilities	(2,038,170)	6,669,920	5,300,330	3,930,750
Financing costs - derivative warrant liabilities	—	—	—	(449,070)
Income from investments held in Trust Account	1,558,441	5,301	2,076,393	14,175
Gain from settlement of deferred underwriting commissions on public warrants	271,688	—	271,688	—
Net (loss) income before income tax expense	(2,360,757)	6,524,566	4,953,904	2,480,478
Income tax expense	394,167	—	457,045	—
Net (loss) income	$(2,754,924)	$6,524,566	$4,496,859	$2,480,478

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	31,087,912
Basic and diluted net (loss) income per share, Class A common stock	$(0.06)	$0.15	$0.10	$0.06

Basic weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,513,736
Diluted weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.06)	$0.15	$0.10	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(20,645,836)	$(20,644,973)
Net income	—	—	—	—	—	3,628,047	3,628,047
Balance - March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(17,017,789)	$(17,016,926)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(76,542)	(76,542)
Net income	—	—	—	—	—	3,623,736	3,623,736
Balance - June 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(13,470,595)	$(13,469,732)
Extinguishment of deferred underwriting commissions on public shares	—	—	—	—	11,803,313	—	11,803,313
Reclass from additional paid in capital to retained earnings	—	—	—	—	(11,803,313)	11,803,313	—
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(1,009,411)	(1,009,411)
Net loss	—	—	—	—	—	(2,754,924)	(2,754,924)
Balance - September 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(5,431,617)	$(5,430,754)

For the Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,500,670	—	3,500,670
Accretion of Class A common stock to redemption amount	—	—	—	—	(3,524,807)	(23,352,185)	(26,876,992)
Net income	—	—	—	—	—	3,112,761	3,112,761
Balance - March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(20,241,316)	$(20,240,453)
Net loss	—	—	—	—	—	(7,156,849)	(7,156,849)
Balance - June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(27,398,165)	$(27,397,302)
Net income	—	—	—	—	—	6,524,566	6,524,566
Balance - September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(20,873,599)	$(20,872,736)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,496,859	$2,480,478
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,300,330)	(3,930,750)
Financing costs - derivative warrant liabilities	—	449,070
Income from investments held in Trust Account	(2,076,393)	(14,175)
Gain from settlement of deferred underwriting commissions on public warrants	(271,688)	—

Changes in operating assets and liabilities:
Prepaid expenses	103,013	(296,330)
Accounts payable	91,801	47,392
Accrued expenses	2,049,500	(136,250)
Franchise tax payable	(98,031)	100,362
Income tax payable	352,045	—
Net cash used in operating activities	(653,224)	(1,300,203)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(345,000,000)
Interest released from Trust Account	481,543	—
Net cash provided by (used in) investing activities	481,543	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable	—	(130,000)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	(70,000)	(7,143,422)
Net cash (used in) provided by financing activities	(70,000)	346,626,578

Net (decrease) increase in cash	(241,681)	326,375

Cash - beginning of the period	252,601	16,110
Cash - end of the period	$10,920	$342,485

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$1,085,953	$—
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$12,075,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

DiamondHead Holdings Corp. (the “Company” or “DHHC”) is a blank check company incorporated in Delaware on October 7, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity from the Company’s inception to September 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering and Private Placement described below, and from changes in the fair value of its derivative warrant liability.

On September 10, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Hestia Merger Sub, Inc., a South Carolina corporation and wholly-owned subsidiary of DHHC (“Merger Sub”), and Great Southern Homes, Inc., a South Carolina corporation (“GSH”), pursuant to which the Company expects to effect a business combination with GSH through the merger of Merger Sub with and into GSH (the “Merger”), with GSH surviving the Merger as a wholly-owned subsidiary of the Company. Upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Transactions”), the Company expects to be renamed United Homes Group, Inc.  The obligations of the Company, Merger Sub and GSH to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, which are further described in the Business Combination Agreement.

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

On August 10, 2022, the underwriter from the Initial Public Offering resigned from its role in any Business Combination and waived its entitlement to the deferred underwriting commissions in the amount of $12.1 million.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these consolidated financial statements as they are not required for interim consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022, which contains the audited consolidated financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $11,000 in cash and a working capital deficit of approximately $2.1 million (not taking into account tax obligations of approximately $369,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, a loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was repaid on February 1, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Consolidated Financial Statements-Going Concern,” management has determined that the existing liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate on or after January 28, 2023.

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly—traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly - traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of September 30, 2022 and December 31, 2021, the value of the Public Warrants is measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in redemption value in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was (16.7)% and 9.2% for the three and nine months ended September 30, 2022, respectively, and 0.00% for the three and nine months ended September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 due to the reversal of the valuation allowance on the deferred tax assets, the non-taxable nature of the gain from settlement of deferred underwriter commissions and of the change in fair value of derivative warrant liabilities and the non-deductibility of general and administrative expenses, which are considered start-up costs for tax purposes. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021 due to a full valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it allows for estimating individual elements in the current period if they are significant, unusual or infrequent. The Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common stock is calculated by dividing the net loss) (income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net loss) income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,558,333 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income - Basic and diluted	$(2,203,939)	$(550,985)	$5,219,653	$1,304,913
Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per common stock	$(0.06)	$(0.06)	$0.15	$0.15

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic and diluted	$3,597,487	$899,372	$1,947,214	$533,264
Denominator:
Basic weighted average common stock outstanding	34,500,000	8,625,000	31,087,912	8,513,736
Diluted weighted average common stock outstanding	34,500,000	8,625,000	31,087,912	8,625,000
Basic and diluted net income per common stock	$0.10	$0.10	$0.06	$0.06

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 —Initial Public Offering

On January 28, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was included in deferred underwriting commissions.

On August 10, 2022, the underwriter from the Initial Public Offering resigned from its role in any Business Combination and waived its entitlement to the deferred underwriting commissions in the amount of $12.1 million.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Founder Shares included an aggregate of up 1,125,000 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 28, 2021, the underwriter fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. The Sponsor has not received any reimbursement of these fees through September 30, 2022.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Company and GSH, pursuant to which the Sponsor agreed to, among other things, (i) vote at any meeting of the shareholders of the Company all of its Class B common stock, (the “Sponsor Shares”) and any securities acquired after the execution of the Sponsor Support Agreement, in favor of each Transaction Proposal (as defined in the Business Combination Agreement), (ii) be bound by certain other covenants and agreements related to the Transactions and (iii) be bound by certain transfer and redemption restrictions with respect to such Sponsor Shares, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

The Sponsor has also agreed, subject to certain exceptions, not to transfer approximately 2.1 million Sponsor Earnout Shares (as defined in the Sponsor Support Agreement) until such shares are released under the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, Sponsor Earnout Shares will be released in three tranches upon the occurrence of the following milestones during the period commencing on the 90th day following the date (the “Closing Date”) on which the closing of the Merger (the “Closing”) occurs and ending on the fifth anniversary of the Closing Date: (i) a one-time issuance of 7,500,000 Earn Out Shares on the first date on which the volume weighted average price of DHHC Shares over any 20 trading days within the preceding 30 consecutive trading day period (as adjusted, the “VWAP Price”) is greater than or equal to $12.50 (“Triggering Event I”); (ii) a one-time issuance of 7,500,000 Earn Out Shares on the first date on which the VWAP Price is greater than or equal to $15.00 (“Triggering Event II”); and (iii) a one-time issuance of 5,000,000 Earn Out Shares on the first date on which the VWAP Price is greater than or equal to $17.50 (“Triggering Event III”, together with Triggering Event I and Triggering Event II, the “Earn-Out Milestones”). Any such Sponsor Earnout Shares not vested prior to the fifth anniversary of the Closing Date will be deemed to be forfeited.

The Sponsor has also agreed that in the event that Closing DHHC Cash (as defined in the Business Combination Agreement) is less than $100,000,000, up to 1.0 million Sponsor Shares will be Sponsor Earnout Shares, subject to the same release conditions set forth in the preceding paragraph. In addition, members of the Sponsor have made a commitment to purchase and not redeem an aggregate of 2.5 million Public Shares.

The Sponsor has also agreed, pursuant to the terms of the Sponsor Support Agreement, to forfeit approximately 1.8 million Sponsor Shares and approximately 50% of its Private Placement Warrants.

Financing Commitment Letter

In connection with the execution of the Business Combination Agreement, we entered into a financing commitment letter (the “Financing Commitment Letter”) with the Sponsor, David T. Hamamoto, our Co-Chief Executive Officer and Chairman and an affiliate of our Sponsor, and Antara Capital, an affiliate of our Sponsor, pursuant to which David T. Hamamoto and Antara Capital (collectively, the “Investors”) will commit to, or cause their respective affiliates to, purchase and not redeem at least in the aggregate 2.5 million DHHC Class A Common Shares. Specifically, the Investors have agreed, among other things, severally, and not jointly, subject to certain terms and conditions, (i) to purchase (in open market transactions or otherwise), or to cause one or more of its controlled affiliates to purchase, and beneficially own no less than 1,250,000 DHHC Class A Common Shares, no later than the date that is five (5) business days prior to the special meeting of our stockholders to consider matters relating to the proposed Merger and (ii) following such purchases, not to sell, contract to sell, redeem or otherwise transfer or dispose of, directly or indirectly, the acquired shares or the economic ownership of the acquired shares at any time prior to the consummation of the Transactions. The acquired shares will not be subject to any restrictions on transfer or disposition.

In the event an Investor fails to make the committed purchase, the defaulting investor will automatically forfeit 1,250,000 DHHC Class B Common Shares it is entitled to receive in connection with the Closing for the benefit of the non-defaulting Investor or its designated controlled affiliates.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Amended and Restated Registration Rights Agreement

The Business Combination Agreement contemplates that, upon completion of the Merger, the Company (which expects to be named United Homes Group, Inc. at that time), the Sponsor, certain securityholders of the Company and certain former stockholders of GSH will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, among other things, UHG agrees to file a shelf registration statement with respect to the registrable securities under the A&R Registration Rights Agreement within 45 days of the Closing. Up to two times in any 12-month period, certain legacy DHHC securityholders and legacy GSH stockholders may request to sell all or any portion of their registrable securities in an underwritten offering that is registered pursuant to the shelf registration statement, so long as the total offering price is reasonably expected to exceed $10,000,000. The combined company will also provide customary “demand” and “piggyback” registration rights. The A&R Registration Rights Agreement will provide that UHG will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities.

Further, each securityholder party to the A&R Registration Rights Agreements agrees not to transfer any of their registerable securities subject to lock-up transfer restrictions (as described in the A&R Registration Rights Agreement) until the end of the applicable Lock-Up Period (as defined in the A&R Registration Rights Agreement) subject to certain customary exceptions described therein.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On January 28, 2021, the underwriter fully exercised the over-allotment option.

The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or approximately $12.1 million in the aggregate.

Effective as of August 10, 2022, the underwriter from the Initial Public Offering resigned and withdrew from its role in any Business Combination and waived its entitlement to the deferred underwriting commissions in the amount of approximately $12.1 million. The Company recognized approximately $11.8 million of the commissions waiver as a reduction to additional paid-in capital in the condensed consolidated statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit.  The remaining balance of approximately $272,000 is recognized as a gain from settlement of deferred underwriting commissions on public warrants in the condensed consolidated statements of operations, which represents the original amount expensed in the Company’s initial public offering.

Note 7 —Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company had an aggregate of 14,558,333 warrants outstanding, comprised of 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified as temporary equity and presented outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table as of September 30, 2022 and December 31, 2021:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(7,762,500)
Class A common stock issuance costs	(19,114,492)
Plus:
Accretion of carrying value to redemption value	26,876,992
Class A common stock subject to possible redemption at December 31, 2021	345,000,000
Increase in redemption value of Class A common stock subject to redemption	1,085,953
Class A common stock subject to possible redemption at September 30, 2022	$346,085,953

Note 9— Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31,

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding. Of the 8,625,000 shares of Class B common stock initially issued, up to 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On January 28, 2021, the underwriter fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

Note 10—Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$346,615,567	$—	$—	$346,615,567
Liabilities:
Derivative public warrant liabilities	$2,070,000	$—	$—	$2,070,000
Derivative private warrant liabilities	$—	$—	$1,424,000	$1,424,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$345,020,717	$—	$—	$345,020,717
Liabilities:
Derivative public warrant liabilities	$5,175,000	$—	$—	$5,175,000
Derivative private warrant liabilities	$—	$—	$3,619,330	$3,619,330

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in March 2021, when the Public Warrants were separately listed and traded in an active market.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Prior to being publicly traded, the fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of September 30, 2022 and December 31, 2021, the value of the Public Warrants was measured based on the trading price since being separately listed and traded. For the three months ended September 30, 2022 and 2021, the Company recognized a gain/(loss) of approximately ($2.0 million) and $6.7 million, respectively, resulting from a decrease/(increase) in the fair value of derivative liabilities and is presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain/(loss) of approximately $5.3 million and $3.9 million, respectively, resulting from a decrease/(increase) in the fair value of derivative liabilities and is presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.85	$9.74
Option term (in years)	5.09	4.82
Volatility	40%	12%
Risk-free interest rate	4.1%	1.3%

DIAMONDHEAD HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs is summarized as follows:

Derivative warrant liabilities at December 31, 2020 - Level 3	$—
Issuance of Derivative Warrants - Level 3	13,161,830
Transfer of Public Warrants to Level 1	(7,762,500)
Change in fair value of derivative warrant liabilities - Level 3	(1,661,330)
Derivative warrant liabilities at March 31, 2021 - Level 3	$3,738,000
Change in fair value of derivative warrant liabilities - Level 3	2,848,000
Derivative warrant liabilities at June 30, 2021 - Level 3	$6,586,000
Change in fair value of derivative warrant liabilities - Level 3	(2,788,670)
Derivative warrant liabilities at September 30, 2021 - Level 3	$3,797,330

Derivative warrant liabilities at December 31, 2021 - Level 3	$3,619,330
Change in fair value of derivative warrant liabilities - Level 3	(1,542,660)
Derivative warrant liabilities at March 31, 2022 - Level 3	2,076,670
Change in fair value of derivative warrant liabilities - Level 3	(1,483,340)
Derivative warrant liabilities at June 30, 2022 - Level 3	593,330
Change in fair value of derivative warrant liabilities - Level 3	830,670
Derivative warrant liabilities at September 30, 2022 - Level 3	$1,424,000

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 18, 2022, as approved by the unanimous consent of the Board, the Company executed, for general corporate purposes, (i) a promissory note in the principal amount of up to $200,000, bearing an interest of 10%, payable to David T. Hamamoto, in his personal capacity, or his registered assigns or successors in interest and (ii) a promissory note in the principal amount of up to $200,000, bearing an interest of 10%, payable to Antara Capital Total Return SPAC Master Fund LP, a Cayman Islands exempted limited partnership, or its registered assigns or successors in interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “DHHC,” “our,” “us” or “we” refer to DiamondHead Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The registration statement for our Initial Public Offering was declared effective on January 25, 2021. On January 28, 2021, we consummated our Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was included in deferred underwriting commissions.

On August 10, 2022, the underwriter from the Initial Public Offering resigned from their role in any Business Combination and waived its entitlement to the deferred underwriting commissions in the amount of $12.1 million. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to our Sponsor and to certain qualified institutional buyers or institutional accredited investors, including certain funds and accounts managed by subsidiaries of BlackRock, Inc. and Millennium Management LLC (each an “Anchor Investor”), generating proceeds of $8.9 million.

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

Proposed Business Combination

On September 10, 2022, the Company entered into the Business Combination Agreement with Merger Sub and GSH, pursuant to which the Company expects to effect a business combination with GSH through the merger of Merger Sub with and into GSH (the “Merger”), with GSH surviving the Merger as a wholly-owned subsidiary of the Company. Upon the consummation of the Transactions, the Company expects to be renamed United Homes Group, Inc.  The obligations of the Company, Merger Sub and GSH to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, which are further described in the Business Combination Agreement.

We cannot assure you that our plans to complete our Business Combination will be successful. Further, we may need to pursue third-party financing, among other things, to satisfy the closing condition that at Closing, the amount of Closing DHHC Cash be equal to or exceed $125,000,000 (the “Minimum Cash Condition”). However, there can be no assurance that any third-party financing will be entered into in connection with the Merger, and there can be no assurance that the Minimum Cash Condition will be satisfied. If the Minimum Cash Condition is not satisfied, amended or waived by GSH pursuant to the terms of the Business Combination Agreement, then the Merger would not be consummated.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $11,000 in cash and a working capital deficit of approximately $2.1 million (not taking into account tax obligations of approximately $369,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of Founder Shares, the loan under the Promissory Note of $130,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Consolidated Financial Statements-Going Concern,” we have determined that the existing liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate on or after January 28, 2023.

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net loss of approximately $2.8 million, which consisted of non-operating expense of approximately $2.0 million resulting from changes in the fair value of derivative warrant liabilities, approximately $2.1 million in general and administrative expenses, approximately $50,000 of franchise tax expense and income tax expense of approximately $394,000, partially offset by approximately $1.6 million in interest income from investments held in the Trust Account and approximately $272,000 gain from settlement of deferred underwriting commissions.

For the three months ended September 30, 2021, we had income of approximately $6.5 million, which consisted of $6.7 million for change in fair value of derivative warrant liabilities, approximately $5,000 of income from investments held in Trust Account, offset by approximately $101,000 of general and administrative expenses and approximately $50,000 of franchise tax expense.

For the nine months ended September 30, 2022, we had net income of approximately $4.5 million, which consisted of approximately $2.1 million in interest income from investments held in the Trust Account, non-operating income of approximately $5.3 million resulting from changes in the fair value of derivative warrant liabilities and approximately $272,000 gain from settlement of deferred underwriting commissions, partially offset by approximately $2.5 million in general and administrative expenses, approximately $148,000 of franchise tax expense and income tax expense of approximately $457,000.

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

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Amended and Restated Registration Rights Agreement

The Business Combination Agreement contemplates that, upon completion of the Merger, the Company (which expects to be named United Homes Group, Inc. at that time), the Sponsor, certain securityholders of the Company and certain former stockholders of GSH will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, among other things, UHG agrees to file a shelf registration statement with respect to the registrable securities under the A&R Registration Rights Agreement within 45 days of the Closing. Up to two times in any 12-month period, certain legacy DHHC securityholders and legacy GSH stockholders may request to sell all or any portion of their registrable securities in an underwritten offering that is registered pursuant to the shelf registration statement, so long as the total offering price is reasonably expected to exceed $10,000,000. The combined company will also provide customary “demand” and “piggyback” registration rights. The A&R Registration Rights Agreement will provide that UHG will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities.

Further, each securityholder party to the A&R Registration Rights Agreements agrees not to transfer any of their registerable securities subject to lock-up transfer restrictions (as described in the A&R Registration Rights Agreement) until the end of the applicable Lock-Up Period (as defined in the A&R Registration Rights Agreement) subject to certain customary exceptions described therein.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On January 28, 2021, the underwriter fully exercised the over-allotment option.

The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or approximately $12.1 million in the aggregate.

Effective as of August 10, 2022, the underwriter from the Initial Public Offering resigned and withdrew from its role in any Business Combination and waived its entitlement to the deferred underwriting commissions in the amount of approximately $12.1 million. We recognized approximately $11.8 million of the commissions waiver as a reduction to additional paid-in capital in the condensed consolidated statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit.  The remaining balance of approximately $272,000 is recognized as a gain from settlement of deferred underwriting commissions on public warrants in the condensed consolidated statements of operations, which represents the original amount expensed in our initial public offering.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 13, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its condensed consolidated financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the consolidated financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 10, 2022, by and among DiamondHead Holdings Corp., Hestia Merger Sub, Inc. and Great Southern Homes, Inc. (1)
10.1	Sponsor Support Agreement, dated of September 10, 2022, by and among DHP SPAC-II Sponsor LLC, the Registrant, Great Southern Homes, Inc. and certain other parties thereto. (1)
10.2	Financing Commitment Letter, dated of September 10, 2022, by and among the Registrant, DHP SPAC-II Sponsor LLC, David T. Hamamoto and Antara Capital Total Return SPAC Master Fund LP. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 12, 2022.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-4 filed with the SEC on October 11, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2022.

DIAMONDHEAD HOLDINGS CORP.

By:	/s/ Keith Feldman
Name:	Keith Feldman
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)