Form 10-K
period 2022-12-31
DiamondHead Holdings Corp.
filed 2023-03-28
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $339,135,000.

As of March 22, 2023, 4,441,032 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

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

Unless otherwise stated in this report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors, including certain funds and accounts managed by subsidiaries of BlackRock, Inc. and Millennium Management LLC, respectively;
●	“certificate of incorporation” is to our certificate of incorporation, dated as of October 7, 2020, as amended by the first amendment to our certificate of incorporation, dated as of January 25, 2023;
●	“common stock” is to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;
●	“GSH” is to Great Southern Homes, Inc.;
●	“GSH Business Combination” is to the proposed business combination with GSH pursuant to the GSH Business Combination Agreement;
●	“GSH Business Combination Agreement” is the agreement, dated September 10, 2022, between DHHC, Hestia Merger Sub, Inc., a South Carolina corporation and a wholly-owned subsidiary of DHHC, and Great Southern Homes, Inc., a South Carolina corporation;
●	“GSH shares” are to the shares of GSH Class A common stock together with the GSH Class B common stock;
●	“GSH options” are to the options to purchase GSH shares;
●	“GSH Registration Statement” is to our Registration Statement on Form S-4 (File No. 333-267820) filed with the SEC on February 14, 2023;
●	“GSH warrants” are to the warrants to purchase GSH shares;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees), excluding the anchor investors which will receive certain founder shares from our sponsor upon consummation of our initial business combination;
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor and the anchor investors in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;
●	“sponsor” is to DHP SPAC-II Sponsor LLC, a Delaware limited liability company;
●	“Sponsor Support Agreement” is to the Sponsor Support Agreement, dated September 10, 2022 between DHHC, the sponsor and GSH;
●	“UHG” is to the combined company following the consummation of the GSH Business Combination;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “company,” “DHHC” or “our company” are to DiamondHead Holdings Corp.

PART I

Item 1. Business

Overview

We are an early stage blank check company recently incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination.

Our sponsor, DHP SPAC-II Sponsor LLC, is an entity affiliated with David T. Hamamoto. Mr. Hamamoto currently serves as a director of Lordstown and previously served as the Chairman and Chief Executive Officer of DiamondPeak, which was a blank check company at the time of its 2019 initial public offering. On October 23, 2020, DiamondPeak completed its initial business combination with Lordstown Motors Corp. (“Lordstown”), a manufacturer of light duty electric trucks. As of March 28, 2022, other members of our sponsor include a fund managed by Antara Capital, which holds approximately 50% of the limited liability company interests of our sponsor and our other officers and directors. Antara Capital, founded by Himanshu Gulati in 2018, invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

Our management team is led by David Hamamoto, our Co-Chief Executive Officer and Chairman, and Michael Bayles, our Co-Chief Executive Officer. Mr. Hamamoto is the founder of Diamond Head Partners, LLC, which he established in 2017 and currently serves as a director of Lordstown. Mr. Hamamoto has significant experience across the private and public markets as the former head of the NorthStar companies, which he founded as a private company in 1997, took public in 2004 with an approximately $300 million equity market capitalization, and sold to Colony Capital in 2017 at a $6 billion equity market capitalization. Prior to NorthStar, Mr. Hamamoto spent 14 years at Goldman Sachs, where he founded the Real Estate Principal Investments Area, raised the first Whitehall real estate private equity fund, and raised four additional Whitehall funds and one emerging market fund. We believe Mr. Hamamoto’s private real estate investing background and public market track record will benefit us in identifying and executing a business combination, such as the GSH Business Combination. Mr. Bayles, one of our directors and our Co-Chief Executive Officer, currently serves as Chief Executive Officer and a director of EVO Transportation & Energy Services, Inc. Mr. Bayles previously served as a director and chief restructuring officer from October 2020 to March 2021 and restructuring advisor from May 2020 to October 2020. Mr. Bayles served as a vice president of investments of Slam Corp., a special purpose acquisition company, from March 2021 through September 2022. Mr. Bayles previously served as an analyst at Antara Capital LP from May 2018 until May 2020, and as a credit analyst at GLG Partners from May 2016 to December 2017. Prior to GLG Partners, Mr. Bayles was a vice president at Avenue Capital Group from September 2008 to April 2016. Mr. Bayles started his career as an investment banking analyst at J.P. Morgan and then a restructuring analyst at Lazard. Mr. Bayles has a bachelor’s degree in economics from the Wharton School of the University of Pennsylvania.

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

Proposed GSH Business Combination

On September 10, 2022, we entered into the GSH Business Combination Agreement with Hestia Merger Sub, Inc., a South Carolina corporation and our wholly-owned subsidiary, and GSH, a South Carolina corporation. Pursuant to the terms of the GSH Business Combination Agreement, a business combination between the Company will be effected through the merger of Hestia Merger Sub, Inc. with and into GSH, with GSH surviving the merger as a wholly-owned subsidiary of DHHC. Upon the consummation of the transactions contemplated by the GSH Business Combination Agreement, the Company expects to be renamed United Homes Group, Inc. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the GSH Business Combination Agreement.

Consideration

Upon the terms and subject to the conditions set forth in the GSH Business Combination Agreement, at the Effective Time:

i.

Each GSH Class A share and each GSH Class B share issued and outstanding as of immediately prior to the effective time of the GSH Business Combination (excluding shares owned by GSH as treasury stock or dissenting shares) will be cancelled and converted into the right to receive the number of shares of our Class A common stock and Class B common stock, respectively, equal to the Exchange Ratio (as defined in the GSH Business Combination Agreement).

ii.

Each GSH option that is outstanding and unexercised immediately prior to the Effective Time will be cancelled in exchange for an option to purchase a number of shares of our Class A common stock as set forth on the consideration schedule (as defined in the GSH Business Combination Agreement) at an exercise price as set forth on such consideration schedule.

iii.

Each GSH warrant outstanding and unexercised immediately prior to the effective time of the GSH Business Combination shall automatically be converted into a warrant to acquire a number of shares of our Class A common stock in an amount and at an exercise price and subject to such terms and conditions, in each case, as set forth on the consideration schedule. Subject to certain exceptions, such terms and conditions will be the same terms and conditions as were applicable to the GSH warrant immediately prior to the effective time of the GSH Business Combination.

Pursuant to the terms of the GSH Business Combination Agreement, we are required to cause the Class A common stock to be issued in connection with the GSH Business Combination to be listed on Nasdaq prior to the closing of the GSH Business Combination.

Earn Out Consideration

The holders of GSH shares, GSH options and GSH warrants, as of immediately prior to the Effective Time of the GSH Business Combination, will also have the contingent right to receive up to an aggregate of 20,000,000 Earn Out Shares. Each such holder will be entitled to receive Earn Out Shares in accordance with their Earn Out Pro Rata Share in three tranches upon the occurrence of the following milestones during the period commencing on the 90th day following the closing date and ending on the fifth anniversary of the Closing Date: (i) a one-time issuance of 7,500,000 Earn Out Shares on the first date on which the volume weighted average price of our common stock over any 20 trading days within the preceding 30 consecutive trading day period (as adjusted, the “VWAP price”) is greater than or equal to $12.50; (ii) a one-time issuance of 7,500,000 Earn Out Shares on the first date on which the VWAP price is greater than or equal to $15.00; and (iii) a one-time issuance of 5,000,000 Earn Out Shares on the first date on which the VWAP price is greater than or equal to $17.50 (the “Earn-Out Milestones”).

Our sponsor has agreed not to transfer approximately 2.1 million Sponsor Earnout Shares until such shares are released by us upon the achievement of the Earn Out Milestones pursuant to the Sponsor Support Agreement. Our sponsor has also agreed that in the event that Closing DHHC Cash is less than $100,000,000, up to 1.0 million sponsor shares will be Sponsor Earnout Shares, subject to release upon the achievement of the Earn Out Milestones. See “Sponsor Support Agreement” below for more information regarding the Sponsor Earnout Shares and Earn Out Milestones.

Representations and Warranties

The GSH Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) organization and qualification, (b) capital structure, (c) authorization to enter into the GSH Business Combination Agreement, (d) approvals and permits, (e) financial statements, (f) absence of certain changes, (g) absence of undisclosed liabilities, (h) material contracts, (i) litigation, (j) employee matters, (k) compliance with laws, (l) taxes, (m) real and personal property, (n) homeowners associations, (o) construction matters, (p) intellectual property, (q) environmental matters, (r) insurance matters, (s) transactions with affiliates, and (t) regulatory compliance.

Covenants

The GSH Business Combination Agreement includes customary covenants of the parties thereto with respect to the operation of their respective businesses prior to consummation of the GSH Business Combination and their respective efforts to consummate the GSH Business Combination. The GSH Business Combination Agreement also contains additional covenants of the parties thereto, including, among others, (a) covenants providing for DHHC, Hestia Merger Sub, Inc. and GSH to cooperate in the preparation of the Registration Statement / Proxy Statement, which was filed with the SEC on February 14, 2023 in connection with the GSH Business Combination Agreement, (b) covenants for DHHC to hold a special meeting of its stockholders to vote on, among other things, the approval of the GSH Business Combination Agreement and the GSH Business Combination, (c) covenants for GSH to obtain all required consents from third parties and lenders under its financing arrangements, including lender consents or obtaining alternative financing, (d) covenants for GSH to obtain and deliver the Company Stockholder Written Consent within one (1) business day following the date of the GSH Business Combination Agreement, (e) covenants for GSH to effect the Pre-Closing Recapitalization and (f) covenants for GSH to take all actions and execute documentation required to deconsolidate with certain affiliated entities.

GSH Non-Solicitation and Company Exclusivity Restrictions

During the period between the date of the GSH Business Combination Agreement and the earlier of (x) the Closing or (y) the termination of the GSH Business Combination Agreement in accordance with its terms, both the Company and GSH have agreed not to, among other things, (i) solicit, initiate, knowingly encourage (including by means of furnishing or disclosing information), knowingly facilitate, discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with respect to an Acquisition Proposal of either us or GSH, (ii) furnish or disclose any non-public information to any person in connection with, or that would reasonably be expected to lead to, an Acquisition Proposal of us or GSH, (iii) enter into any contract or other arrangement or understanding regarding an Acquisition Proposal of us or GSH, (iv) other than as contemplated by the GSH Business Combination Agreement, prepare or take any steps in connection with a public offering of any equity securities of GSH or us or their respective subsidiaries or (v) otherwise cooperate in any way, or assist or participate in, or knowingly facilitate or encourage any effort or attempt by any person to do or seek to do any of the items set forth above. The GSH Business Combination Agreement required GSH to immediately cease any and all existing discussions or negotiations with any person conducted prior to the execution and delivery of the GSH Business Combination Agreement with respect to, or which is reasonably likely to give rise to or result in, an Acquisition Proposal of GSH.

Conditions to Closing

Conditions to Each Party’s Obligations

The obligations of DHHC, Hestia Merger Sub, Inc. and GSH to consummate the GSH Business Combination are subject to the satisfaction or waiver of certain closing conditions, including, but not limited to, (i) the absence of any governmental order or law restraining, prohibiting or making illegal the consummation of the GSH Business Combination, (ii) the approval of our stockholders of the Transaction Proposals, (iii) the approval of GSH’s stockholders of the GSH Business Combination Agreement and the GSH Business Combination, (iv) the effectiveness of the GSH Registration Statement under the Securities Act of 1933, as amended (the “Securities Act”), and (v) DHHC having at least $5,000,001 of net tangible assets as of immediately after the Effective Time.

Our obligation to consummate the GSH Business Combination is also subject to the satisfaction or waiver of other closing conditions, including, but not limited to, (i) the representations and warranties of GSH being true and correct to the standards applicable to such representations and warranties, (ii) each of the covenants of GSH having been performed or complied with in all material respects, (iii) the Lender Consents or Alternative Financing being obtained, (iv) each of the written consents as required under certain scheduled contracts being obtained, (v) the Pennington De-Consolidation being completed in compliance with the terms of the GSH

Business Combination Agreement, and certain agreements relating thereto being executed, (vi) the Pre-Closing Recapitalization being completed in compliance with the terms of the GSH Business Combination Agreement, (vii) the absence of a Company Material Adverse Effect and (viii) the delivery of customary closing certificates and transaction documents.

The obligation of GSH to consummate the GSH Business Combination is also subject to the satisfaction or waiver of other closing conditions, including, but not limited to, (i) the representations and warranties of us and Hestia Merger Sub, Inc. being true and correct to the standards applicable to such representations and warranties, (ii) each of our covenants having been performed or complied with in all material respects, (iii) Closing DHHC Cash being equal to or exceeding $125,000,000 (the “Minimum Cash Condition”), (iv) the approval by Nasdaq of the listing of our Class A common stock to be issued in connection with the GSH Business Combination, (v) the adoption of the DHHC A&R Certificate of Incorporation and DHHC A&R Bylaws, (vi) the Lender Consents or Alternative Financing being obtained, (vii) the DHHC Incentive Equity Plan being approved by the Company board and stockholders, (viii) the absence of a DHHC Material Adverse Effect, (ix) the composition of our board post-GSH Business Combination and (x) the delivery of customary closing certificates and transaction documents.

If any of the conditions to a party’s obligation to consummate the GSH Business Combination is not satisfied or waived in writing by such party, then such party will not be required to consummate the GSH Business Combination. There can be no assurance that the Minimum Cash Condition will be satisfied on the closing date. In the event that the public shareholders exercise their redemption rights with respect to a number of our common stock such that the Minimum Cash Condition would not be met based on cash held in the trust account, we would need to seek to arrange for additional third-party financing to be able to satisfy the Minimum Cash Condition. We plan to pursue third-party financing to satisfy the Minimum Cash Condition; however, there can be no assurance that any third-party financing will be entered into in connection with the GSH Business Combination and there can be no assurance that the Minimum Cash Condition will be satisfied. If the Minimum Cash Condition is not satisfied, amended or waived by GSH pursuant to the terms of the GSH Business Combination Agreement, then the GSH Business Combination would not be consummated.

Waivers

If permitted under applicable law, either DHHC or GSH may waive in writing any conditions for the benefit of itself contained in the GSH Business Combination Agreement or in any document delivered pursuant to the GSH Business Combination Agreement. Notwithstanding the foregoing, pursuant to our certificate of incorporation, we cannot consummate the proposed transaction if we have less than $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), remaining after the Closing or fail to meet any greater net tangible asset or cash requirement contained in the GSH Business Combination Agreement after the Closing.

Termination

The GSH Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing, including, but not limited to:

i.	by mutual written consent of us and GSH;
ii.	by us, if GSH breaches its representations, warranties and covenants in the GSH Business Combination Agreement such that the closing conditions would not be satisfied (subject to a cure period);
iii.	by GSH, if we breach our representations, warranties and covenants in the GSH Business Combination Agreement such that the closing conditions would not be satisfied (subject to a cure period);
iv.	subject to certain limited exceptions, by either us or GSH if the GSH Business Combination is not consummated by April 28, 2023;
v.

by either us or GSH, if the requisite approval by our stockholders of the Required Transaction Proposals is not obtained after the conclusion of a meeting of our stockholders held for the purpose of voting on such proposals, and at which such stockholders duly voted on such Required Transaction Proposals;

vi.

by either us or GSH, if a governmental order permanently enjoining, restraining or otherwise prohibiting the consummation of the GSH Business Combination is issued and becomes final and non-appealable; and

vii.	by us, if GSH does not deliver the Company Stockholder Written Consent within 2 Business Days following the date of the GSH Business Combination Agreement.

If the GSH Business Combination Agreement is validly terminated, none of the parties to the GSH Business Combination Agreement will have any liability or any further obligation under the GSH Business Combination Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud.

Related Agreements

Sponsor Support Agreement

In connection with the execution of the GSH Business Combination Agreement, our sponsor entered into the Sponsor Support Agreement with us and GSH, pursuant to which our sponsor agreed to, among other things, (i) vote at any meeting of our stockholders all of its Class B common stock, par value $0.0001 per share (the “Sponsor Shares”) and any securities acquired after the execution of the Sponsor Support Agreement, in favor of each GSH Business Combination proposal, (ii) be bound by certain other covenants and agreements related to the GSH Business Combination and (iii) be bound by certain transfer and redemption restrictions with respect to such Sponsor Shares, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

The sponsor has also agreed, subject to certain exceptions, not to transfer approximately 2.1 million Sponsor Earnout Shares (as defined in the Sponsor Support Agreement) until such shares are released under the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, 37.5%, 37.5% and 25% of such Sponsor Earnout Shares will be released by us, respectively, upon the achievement of the Earn-Out Milestones, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. Any such Sponsor Earnout Shares not vested prior to the fifth anniversary of the closing will be deemed to be forfeited.

The sponsor has also agreed that in the event that Closing DHHC Cash is less than $100,000,000, up to 1.0 million Sponsor Shares will convert to Sponsor Earnout Shares, subject to the same release conditions set forth in the preceding paragraph. In addition, members of the sponsor have made a commitment to purchase and not redeem an aggregate of 2.5 million public shares.

The sponsor has also agreed, pursuant to the terms of the Sponsor Support Agreement, to forfeit approximately 1.8 million sponsor shares and approximately 50% of its warrants that were acquired in a privately placement consummated simultaneously with the closing of our initial public offering.

Amended and Restated Registration Rights Agreement

The GSH Business Combination Agreement contemplates that, upon completion of the GSH Business Combination, the Company (which expects to be named United Homes Group, Inc. at that time), the sponsor, certain securityholders of the Company and certain former stockholders of GSH will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, among other things, UHG agrees to file a shelf registration statement with respect to the registrable securities under the A&R Registration Rights Agreement within 45 days of the Closing. Up to two times in any 12-month period, certain legacy company securityholders and legacy GSH stockholders may request to sell all or any portion of their registrable securities in an underwritten offering that is registered pursuant to the shelf registration statement, so long as the total offering price is reasonably expected to exceed $10,000,000. The combined company will also provide customary “demand” and “piggyback” registration rights. The A&R Registration Rights Agreement will provide that UHG will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities.

Further, each securityholder party to the A&R Registration Rights Agreements agrees not to transfer any of their registerable securities subject to lock-up transfer restrictions (as described in the A&R Registration Rights Agreement) until the end of the applicable Lock-Up Period subject to certain customary exceptions described therein.

Financing Commitment Letter

In connection with the execution of the GSH Business Combination Agreement, we entered into a Financing Commitment Letter with the sponsor, David T. Hamamoto, our Co-Chief Executive Officer and Chairman and an affiliate of our sponsor, and Antara Capital, an affiliate of our Sponsor, pursuant to which David T. Hamamoto and Antara Capital (collectively, the “Investors”) committed to, or to cause their respective affiliates to, purchase and not redeem at least in the aggregate 2.5 million shares of our Class A common stock.

Specifically, David T. Hamamoto and Antara Capital have agreed, among other things, severally, and not jointly, subject to certain terms and conditions, (i) to purchase (in open market transactions or otherwise), or to cause one or more of its controlled affiliates to purchase, and beneficially own no less than 1,250,000 shares of our Class A common stock, no later than the date that is 5 business days prior to the special meeting to vote on the GSH Business Combination Agreement and (ii) following such purchases, not to sell, contract to sell, redeem or otherwise transfer or dispose of, directly or indirectly, the acquired shares or the economic ownership of the acquired shares at any time prior to the consummation of the GSH Business Combination. The Investors have purchased and have not redeemed the shares required under the financing commitment letter. The acquired shares will not be subject to any restrictions on transfer or disposition.

Subscription Agreements

On March 23, 2023, in connection with the Company’s efforts to raise funds to meet the Minimum Cash Condition, the Company entered into certain private placement transactions (collectively, the “Share Lock-Up Agreements”) with certain investors who purchased shares of the Company’s Class A common stock on the open market prior to March 16, 2023 (each a “Lock-Up Investor”), pursuant to which, and subject to and conditioned upon the satisfaction of the closing conditions set forth in the Share Lock-Up Agreements, the Company agreed to issue to each  Lock-Up Investor 0.25 UHG Class A Common Shares for a purchase price of $0.01, for each share of the Company’s Class A common stock held by such Lock-Up Investor at the Closing.

Also, on March 23, 2023, the Company and certain investors (“PIPE Investors”) entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) providing for the purchase by the PIPE Investors at the effective time of the GSH Business Combination of (i) an aggregate of 471,500 shares of the Company’s Class A common stock at a price per share of $10.00, and (ii) for each share of the Company’s Class A common stock purchased by each PIPE Investor, the Company agreed to issue to the applicable PIPE Investor 0.25 UHG Class A Shares for a purchase price of $0.01 per share for gross proceeds to the Company of approximately $4.7 million.

PIPE Financing

As previously announced on March 22, 2023, the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) among itself, GSH and a certain group of investors party thereto (the “PIPE Investors”). Pursuant to the Note Purchase Agreement, the Investors have agreed to purchase $80,000,000 in original principal amount of convertible promissory notes (the “Notes”) and 744,588 shares of Class A common stock in a private placement PIPE investment (the “PIPE Investment”) in connection with the GSH Business Combination. The aggregate gross amount of the PIPE Investment is approximately $75,000,000. The proceeds of the PIPE Investment are expected to be used by the Company to offset redemptions of the Company’s Class A common stock (see “Extension and Redemptions” below for details on redemptions of the Company’s Class A common stock), and may be used by DHHC to satisfy the Minimum Cash Condition. The closing of the Note Purchase Agreement is contingent upon the substantially concurrent consummation of the GSH Business Combination and subject to other customary closing conditions and terms set forth therein.

Extension and Redemptions

On January 25, 2023, we convened a special meeting of stockholders, where the stockholders approved an amendment, which we refer to as the “extension amendment,” to our certificate of incorporation to extend the date by which the company must consummate a business combination from January 28, 2023 to July 28, 2023. In connection with the vote to approve the extension amendment, the holders of 30,058,968 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $304 million (approximately $10.12 per share) was removed from the trust account to pay such redeeming holders and following such redemptions, approximately $45 million remained in the Company’s trust account.

Approval of Initial Business Combination with GSH

On February 14, 2023, the GSH Registration Statement was declared effective by the SEC. We established a record date of January 26, 2023 for the special meeting of stockholders to consider and approve, among other things, the GSH Business Combination. On March 23, 2023, we convened a special meeting of stockholders, where the stockholders approved the GSH Business Combination. In connection with the approval of the GSH Business Combination, stockholders holding 109,426 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the

Company’s trust account. As a result, approximately $1.1 million (approximately $10.13 per share) will be removed from the trust account to pay such redeeming holders and approximately $43.9 million will remain in the Company's trust account.

Status as a Public Company

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we have closely scrutinized the management of GSH, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. At the consummation of the GSH Business Combination, David Hamamoto and Michael Bayles, two of our current directors, will serve on the board of directors of UHG, and Keith Feldman, one of our current directors, will serve as Chief Financial Officer of UHG. Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. There is no assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business for our business combination, such as GSH, we have encountered, and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Management

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Summary of Risk Factors

We are a recently formed early stage company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	The consummation of the GSH Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the GSH Business Combination Agreement may be terminated in accordance with its terms and the GSH Business Combination may not be completed.
●	If we are not able to raise funds to meet the Minimum Cash Condition in the GSH Business Combination Agreement, we may not be able to consummate the GSH Business Combination.
●	We have not obtained a third-party valuation or fairness opinion in connection with the GSH Business Combination, and consequently, there is no assurance from an independent source that the merger consideration to be paid to GSH equityholders is fair to our stockholders from a financial point of view.
●	Termination of the GSH Business Combination Agreement could negatively impact us and GSH.

●	You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
●	We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
●	Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
●	We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak.
●	Past performance by our management team may not be indicative of future performance of an investment in us.
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this annual report.

For the complete list of risks relating to GSH and the GSH Business Combination, please see the section titled “Risk Factors” contained in the GSH Registration Statement.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

The consummation of the GSH Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the GSH Business Combination Agreement may be terminated in accordance with its terms and the GSH Business Combination may not be completed.

The consummation of the GSH Business Combination is subject to the satisfaction or waiver of a number of conditions, including, among other customary conditions (each as defined in the GSH Business Combination Agreement, as applicable): (i) the approval by GSH’s stockholders of the GSH Business Combination Agreement and the GSH Business Combination; (ii) the absence of governmental order or law prohibiting the consummation of the GSH Business Combination; (iii) the effectiveness of the GSH Registration Statement; (iv) approval of our stockholders of the GSH Business Combination Proposal, the Charter Approval Proposal, the Director Election Proposal, the Nasdaq Proposal and the Incentive Plan Proposal; (v) the receipt by GSH of Lender Consents or Alternative Financing; (vi) the completion of the Pre-Closing Recapitalization; (vii) the completion of the Pennington De-Consolidation; (viii) the absence of a GSH Material Adverse Effect; (ix) the satisfaction of the Minimum Cash Condition; and (x) the approval for listing on Nasdaq of the UHG Class A Common Shares to be issued pursuant to the GSH Business Combination. The consummation of the GSH Business Combination is not assured and is subject to risks, including the risk that conditions to the consummation of the Business Combination are not satisfied or waived. The conditions to our obligation to consummate the GSH Business Combination may be waived by us and the conditions to GSH’s obligation to consummate the GSH Business Combination may be waived by GSH; however, neither us nor GSH is required to waive any Closing conditions. If we do not consummate the Business Combination, it could be subject to several risks, including:

●	we may not be able to consummate an initial business combination by July 28, 2023 and we may be forced to liquidate;
●	the parties may be liable for damages to one another under the terms and conditions of the GSH Business Combination Agreement;
●	negative reactions from the financial markets, including declines in the price of our securities due to the fact that current prices may reflect a market assumption that the GSH Business Combination will be completed; and
●	the attention of our management will have been diverted to the GSH Business Combination rather than the pursuit of other opportunities in respect of an initial business combination.

For more information about the conditions to the consummation of the GSH Business Combination, see “Proposed GSH Business Combination — Conditions to Closing.”

If we are not able to raise funds to meet the Minimum Cash Condition in the Business Combination Agreement, we may not be able to consummate the Business Combination.

The GSH Business Combination Agreement provides that the obligation of GSH to consummate the GSH Business Combination is conditioned on, among other things, us having Closing DHHC Cash of no less than $125 million. DHHC has undertaken a PIPE offering process to provide funding to meet the Minimum Cash Condition, which it expects to finalize, if successful, in March 2023, prior to the Closing of the GSH Business Combination. While we expect to fulfill the Minimum Cash Condition at the Closing by a combination of financing options, there can be no assurance that any or all of the financing options will be effectuated. If the Minimum Cash Condition is not met, and such condition is not waived by GSH under the terms of the GSH Business Combination Agreement, the proposed GSH Business Combination will not be consummated. In the event that the GSH Business Combination will not be consummated, all public shares submitted for redemption will be returned to the holders thereof, and we may instead search for an alternate business combination or liquidate the Company.

DHHC has not obtained a third-party valuation or fairness opinion in connection with the Business Combination, and consequently, there is no assurance from an independent source that the merger consideration to be paid to GSH equityholders is fair to DHHC’s stockholders from a financial point of view.

We are not required to, and have not, obtained a third-party valuation or fairness opinion in connection with the GSH Business Combination that the merger consideration to be paid to GSH equityholders is fair to our stockholders from a financial point of view. Our officers and directors have substantial experience in evaluating the operating and financial merits of companies from a wide range of industries, including the real estate industry, and concluded that their experience and background, together with the experience and sector expertise of our advisors, enabled them to make the necessary analyses and determinations regarding the GSH Business Combination. In addition, our officers and directors and our advisors have substantial experience with mergers and acquisitions. Although our board of directors did not seek, or receive a third-party valuation or fairness opinion in connection with the GSH Business Combination, before reaching its decision to approve the GSH Business Combination Agreement, and the transactions contemplated thereby, including the GSH Business Combination, our board of directors reviewed the material aspects of our management’s due diligence, including, among other things: (i) research on the residential homebuilding industry, as well as industry trends, historical and projected growth trends, competitive landscape and other industry factors, (ii) information relating to GSH’s operations, growth potential, competitive positioning, and financial prospects, (iii) evaluation of potential value-creation opportunities, including organic revenue growth, market expansion and potential acquisition opportunities, (iv) other due diligence activities relating to quality of earnings, accounting, legal, tax, operations and other matters and (v) financial and valuation analyses, review and analysis of GSH’s financial projections our board of directors concluded that the merger consideration to be paid to GSH equityholders is fair and reasonable, given GSH’s growth prospects and the growth outlook for the housing market, the internal valuation of GSH by our management based on an analysis of comparable companies and other factors. Our board of directors also determined that GSH’s fair market value was at least 80% of the assets held in the trust account (excluding taxes payable on interest earned on the trust account) at the time of the execution of the GSH Business Combination Agreement. Our stockholders will be relying on the judgment of our board of directors with respect to such matters.

Termination of the Business Combination Agreement could negatively impact us and GSH.

If the GSH Business Combination is not completed for any reason, including as a result of our stockholders declining to approve any of the Proposals that are conditions to the consummation of the GSH Business Combination, the ongoing businesses of GSH and the Company may be adversely impacted and, without realizing any of the anticipated benefits of completing the GSH Business Combination, GSH and the Company would be subject to a number of risks, including the following:

●	we may not be able to consummate an initial business combination by July 28, 2023 and we may be forced to liquidate;
●	we or GSH may experience negative reactions from the financial markets, including negative impacts on ours stock price (including to the extent that the current market price reflects a market assumption that the GSH Business Combination will be completed);
●	GSH may experience negative reactions from its customers, vendors and employees;
●	we and GSH will have incurred substantial expenses and will be required to pay certain costs relating to the GSH Business Combination, whether or not the GSH Business Combination is completed; and
●	since the GSH Business Combination Agreement restricts the conduct of our and GSH’s businesses prior to completion of the GSH Business Combination, we both may not have been able to take certain actions during the pendency of the GSH Business Combination that would have benefitted our respective businesses as an independent company, and the opportunity to take such actions may no longer be available

If the Business Combination Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find another acquisition target that meets our criteria for an initial business combination or that such other merger or business combination will be completed.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Following the Extension Amendment, our certificate of incorporation now provides that we must complete our initial business combination within by July 28, 2023. If we are unable to consummate the GSH Business Combination, we may not be able to find a suitable target business and complete our initial business combination by such date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this annual report, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 28, 2023 and (iii) the redemption of our public shares if we are unable to complete an initial business combination by July 28, 2023, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by July 28, 2023 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 28, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the funds available to us outside of the trust account are insufficient to allow us to operate until July 28, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 28, 2023, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management plans to address this need for capital from potential loans from certain of our affiliates and other unaffiliated parties. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

We are not required to obtain, and have not obtained, an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying in the GSH Business Combination is fair to our company from a financial point of view. Our stockholders will be relying on the judgment of our board of directors, who determined fair market value based on standards generally accepted by the financial community. Such standards used have been disclosed in the GSH Registration Statement.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share”.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 28, 2023; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share”.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

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

Members of our management team may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. For example, at the consummation of the GSH Business Combination, David Hamamoto and Michael Bayles, two of our current directors, will serve on the board of directors of UHG, and Keith Feldman, one of our current directors, will serve as Chief Financial Officer of UHG. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

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

Our initial stockholders own 66% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

Our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be further and significantly diluted in the event we consummate an initial business combination. For example, the following table shows the public shareholders’ and the sponsor’s investment per share compared to the implied value of one of our shares upon the consummation of our initial business combination if at that time we were valued at $349,152,086, which represents the amount we had in the trust account as of December 31, 2022. At that valuation, each of our ordinary shares would have an implied value of $8.10 per share, which is a 20.0% decrease as compared to the initial implied value per public share of $10.00.

Public shares	34,500,000
Founder shares	8,625,000
Total shares	43,125,000
Total funds in trust available for initial business combination (1)	$349,152,086
Implied value per share	$8.10
Public shareholders’ investment per share (2)	$10.00
Sponsor’s investment per share (3)	$0.003
(1)	Funds held in trust account as of December 31, 2022. Does not take into account other potential impacts on our valuation at the time of the business combination, such as the value of our public and private warrants, the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the business target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.
(2)	While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table no value is ascribed to the public warrants.
(3)	Represents the per share price paid by our sponsor for the founder shares. The sponsor’s total investment in us is equal to approximately $7,501,000, which includes the payment of $25,000 for the founder shares and the payment by our sponsor of approximately $7,476,000 for the private placement warrants.

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

We have identified a material weakness in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 28, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following July 28, 2023 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 28, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Holders

On March 22, 2023, there was one holder of record of our units, one holder of record of our Class A common stock and six holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the registration statement filed in connection with our initial public offering.

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

Trust Account Redemptions and Extension of Combination Period

On January 25, 2023, we held a special meeting of stockholders at which such stockholders voted to extend the time the Company has to consummate an initial business combination from January 28, 2023 to July 28, 2023. In connection with such vote, the holders of an aggregate of 30,058,968 Public Shares exercised their right to redeem their shares for an aggregate of approximately $304 million in cash held in the Trust Account.

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

Liquidity and Going Concern

As of December 31, 2022, we had approximately $37,000 in cash and a working capital deficit of approximately $3.9 million (not taking into account tax obligations of approximately $746,000 that may be paid using investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of Founder Shares, the loan under the Promissory Note of $130,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on February 1, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In October 2022, the Company issued unsecured promissory notes to two affiliates of the Sponsor for an aggregate principal amount of up to $400,000.  As of December 31, 2022, there was an outstanding balance of $204,110 under these promissory notes including $4,110 of accrued but unpaid interest through December 31, 2022.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Consolidated Financial Statements-Going Concern,” we have determined that the existing liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate on or after July 28, 2023.

Results of Operations

Our entire activity from inception through December 31, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of approximately $6.9 million, which consisted of approximately $5.0 million in interest income from investments held in the Trust Account, non-operating income of approximately $7.3 million resulting from changes in the fair value of derivative warrant liabilities and approximately $272,000 gain from settlement of deferred underwriting commissions, partially offset by approximately $4.3 million in general and administrative expenses, approximately $200,000 of franchise tax expense, approximately $4,000 interest expenses and income tax expense of approximately $1.2 million.

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

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Effective as of August 10, 2022, the underwriter from the Initial Public Offering resigned and withdrew from its role in any Business Combination and waived its entitlement to the deferred underwriting commissions in the amount of approximately $12.1 million. We recognized approximately $11.8 million of the commissions waiver as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit. The remaining balance of approximately $272,000 is recognized as a gain from settlement of deferred underwriting commissions on public warrants in the consolidated statements of operations, which represents the original amount expensed in our initial public offering.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and related revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge our exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s consolidated financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of December 31, 2022 and 2021, the value of the Public Warrants was measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 34,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers, directors and director nominees are as follows:

Name	Age	Position
David T. Hamamoto	62	Chairman and Co-Chief Executive Officer

Michael Bayles	39	Director and Co-Chief Executive Officer

Keith Feldman	46	Chief Financial Officer

Judith A. Hannaway	70	Director

Jonathan A. Langer	52	Director

Charles W. Schoenherr	62	Director

David T. Hamamoto our Chairman and Chief Executive Officer since inception, is the Founder of Diamond Head Partners, LLC which he established in 2017. He is also a director and chairman of the nominating and corporate governance committee of Lordstown and previously served as the Chairman and Chief Executive Officer of DiamondPeak. Previously, he served as Executive Vice Chairman of Colony NorthStar (now Colony Capital (NYSE: CLNY)), a real estate and investment management firm, from January 2017 through January 2018. The NorthStar companies, which he founded, were sold to Colony Capital in January 2017. Prior to the sale, Mr. Hamamoto was Executive Chairman of NorthStar Asset Management Group (“NSAM”) since 2015, having previously served as its Chairman and Chief Executive Officer from 2014 until 2015. Mr. Hamamoto was the Chairman of the board of directors of NorthStar Realty Finance Corp. (NYSE: NRF) (“NRF”), a real estate investment trust, from 2007 to January 2017 and served as one of its directors from 2003 to January 2017. Mr. Hamamoto previously served as NRF’s Chief Executive Officer from 2004 until 2015 and President from 2004 until 2011. Mr. Hamamoto was Chairman of the board of directors of NorthStar Realty Europe Corp. from 2015 to January 2017. In 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty Finance, for which he served as Co-Chief Executive Officer until 2004. Prior to NorthStar, Mr. Hamamoto was a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Between April and July 2018, several class actions (and two derivative lawsuits) were filed in connection with the Colony-NorthStar merger and the merged company’s performance thereafter; three in federal court in California, three in state court in California, and two in state court in Maryland. Mr. Hamamoto is named as an individual defendant in each of these lawsuits. The lawsuits generally share a factual nexus, and allege securities law violations and other claims against all defendants, including Mr. Hamamoto. Presently, only one federal and one (consolidated) state case are pending. Mr. Hamamoto disputes all such allegations and is defending vigorously against the lawsuits. In 2021, several class actions and derivative lawsuits were filed in connection with the DiamondPeak-Lordstown Motors merger and claims relating to Lordstown vehicle pre-orders and production timeline; seven in federal court in Ohio, four in federal court in Delaware and four in chancery court in Delaware. Mr. Hamamoto is named as an individual defendant in certain of these lawsuits. The lawsuits generally share a factual nexus, and allege securities law violations and other claims against all defendants, including Mr. Hamamoto. Mr. Hamamoto disputes all such allegations and is defending vigorously against the lawsuits. Mr. Hamamoto received a B.S. from Stanford University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He is well qualified to serve as a director due to his extensive real estate, investment and operational experience.

Michael Bayles. Mr. Bayles, one of our directors and Co-Chief Executive Officer, currently serves as Chief Executive Officer and a director of EVO Transportation & Energy Services, Inc. Mr. Bayles previously served as a director and chief restructuring officer from October 2020 to March 2021 and restructuring advisor from May 2020 to October 2020. Mr. Bayles served as a vice president of investments of Slam Corp., a special purpose acquisition company, from March 2021 through September 2022. Mr. Bayles previously served as an analyst at Antara Capital LP from May 2018 until May 2020, and as a credit analyst at GLG Partners from May 2016 to December 2017. Prior to GLG Partners, Mr. Bayles was a vice president at Avenue Capital Group from September 2008 to April 2016.

Mr. Bayles started his career as an investment banking analyst at J.P. Morgan and then a restructuring analyst at Lazard. Mr. Bayles has a bachelor’s degree in economics from the Wharton School of the University of Pennsylvania.

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

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors has been divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Ms. Hannaway and Mr. Langer, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Schoenherr, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Hamamoto and Mr. Bayles, will expire at the third annual meeting of stockholders. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year-end following our listing on Nasdaq. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering and that our initial business combination be approved by a majority of our independent directors. Although there is an exception for “controlled companies” such as us, we do not intend to rely on such exemption. A majority of our board of directors are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting Nasdaq's additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, until July 28, 2023, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Our officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 28, 2023.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by July 28, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares are not transferable, assignable by our sponsor or our anchor investors until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants, the warrants that may be issued upon conversion of working capital loans and the Class A common stock underlying such warrants, are not transferable, assignable or salable by our sponsor, the anchor investors or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.
●	The conflicts described above may not be resolved in our favor.
●	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
o	the corporation could financially undertake the opportunity;
o	the opportunity is within the corporation’s line of business; and
o	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Item 11. Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on January 25, 2021, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. No compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below (i) sets forth information regarding the beneficial ownership of our common stock, which is comprised of a total of 13,066,032 shares, consisting of (a) 4,441,032 shares of our Class A common stock and (b) 8,625,000 shares of our Class B common stock, issued and outstanding as of March 22, 2023, and (ii) is based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 13,066,032 shares of our common stock, consisting of (i) 4,441,032 shares of our Class A common stock and (ii) 8,625,000 shares of our Class B common stock, issued and outstanding as of March 22, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
	Number of Shares		Number of Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owners(1)	Owned(2)	% of Class	Owned	% of Class
DHP SPAC-II Sponsor LLC(2)(3)	—	—	8,625,000	100%
David T. Hamamoto(2)(3)	1,250,000	28.1%	8,625,000	100%
Michael Bayles	—	—	—	—
Keith Feldman	—	—	—	—
Jonathan A. Langer	—	—	—	—
Judith A. Hannaway	—	—	—	—
Charles Schoenherr	—	—	—	—
All executive officers and directors as a group (six individuals)(3)	1,250,000	28.1%	8,625,000	100%
Alan Levine(4)	1,000,000	22.5%	—	—
Antara Capital(5)	1,250,000	28.1%	—	—
(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o DiamondHead Holdings Corp., 250 Park Ave., 7th Floor, New York, New York 10177.
(2)Our sponsor is the record holder of the shares reported herein and is an affiliate of David T. Hamamoto, our Chairman and Co-Chief Executive Officer. David T. Hamamoto has voting and investment discretion with respect to the common stock held by our sponsor and may thus be deemed to have beneficial ownership of the common stock held directly by our sponsor. A fund managed by Antara Capital and certain of our officers and director nominees are members of our sponsor. Accordingly, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the securities held of record by the sponsor. Other than David T. Hamamoto, each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)Includes up to 1,250,625 founder shares held by our sponsor that it has agreed to transfer to the anchor investors upon consummation of our initial business combination. As of the date of this annual report, each of the anchor investors have sold or redeemed all of their public shares; as a result, and in accordance with the terms of the subscription agreements each anchor investor entered into with us, the anchor investors will be allocated from the sponsor up to approximately 161,000 founder shares. See “Certain Relationships and Related Party Transactions” for additional information.
(4)The business address of Alan Levine is 90 N Royal Tower Drive, Irmo, South Carolina 29063.
(5)Represents 1,250,000 shares of Class A common stock purchased by Antara Capital pursuant to the financing commitment letter. The business address of Antara Capital is 55 Hudson Yards, 47th Floor, Suite C, New York, NY 10001. See “Certain Relationships and Related Party Transactions” for additional information.

Changes in Control.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2020, our sponsor acquired 8,625,000 founder shares for an aggregate purchase price of $25,000. Additionally, upon consummation of our initial business combination, our sponsor agreed to transfer up to an aggregate of 1,250,625 founder shares to the anchor investors for the same price originally paid for such shares. As of the date of this annual report, each of the anchor investors have sold or redeemed all of their public shares; as a result, and in accordance with the terms of the subscription agreements each anchor investor entered into with us, the anchor investors will be allocated from the sponsor up to approximately 161,000 founder shares for a purchase price of $0.003 per share and at an aggregate approximate purchase price of $483 upon the Closing. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and was due at the earlier of March 31, 2021 or the closing of our initial public offering. The loan was repaid on February 1, 2021.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Payment to our sponsor of $10,000 per month, until July 28, 2023, for office space, utilities and secretarial and administrative support;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $198,275 and $74,745, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Marcum LLP $17,510 and $0 during the years ended December 31, 2022 and 2021, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the years ended December 31, 2022 and 2021.

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

2.1

Business Combination Agreement, dated as of September 10, 2022, by and among DiamondHead Holdings Corp., Hestia Merger Sub, Inc. and Great Southern Homes, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2022)

3.1	Amended Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2023).
3.2	Bylaws. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-251961) filed on January 8, 2021).
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

10.7

Sponsor Support Agreement, dated of September 10, 2022, by and among DHP SPAC-II Sponsor LLC, the Registrant, Great Southern Homes, Inc. and certain other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2022)

10.8

Financing Commitment Letter, dated of September 10, 2022, by and among the Registrant, DHP SPAC-II Sponsor LLC, David T. Hamamoto and Antara Capital Total Return SPAC Master Fund LP. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on October 11, 2022)

10.9

Joinder to the Letter Agreement, dated August 2, 2022, by and among the Company and Michael Bayles. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2022)

10.10

Joinder to the Registration Rights Agreement, dated August 2, 2022, by and among the Company and Michael Bayles. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 3, 2022).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).**
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).**
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).**
32.1	Certification pursuant to 18 U.S.C. 1350**
32.2	Certification pursuant to 18 U.S.C. 1350**
32.3	Certification pursuant to 18 U.S.C. 1350**
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

DiamondHead Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DiamondHead Holdings Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 28, 2023

DIAMONDHEAD HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$36,682	$252,601
Prepaid expenses	20,016	240,075
Total current assets	56,698	492,676
Investments held in Trust Account	349,152,086	345,020,717
Total Assets	$349,208,784	$345,513,393

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$100,302	$54,391
Accrued expenses	3,660,287	120,000
Income tax payable	481,430	—
Franchise tax payable	—	114,645
Notes payable - related party	204,110	—
Total current liabilities	4,446,129	289,036
Deferred underwriting commissions	—	12,075,000
Derivative warrant liabilities	1,531,000	8,794,330
Total liabilities	5,977,129	21,158,366

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.10 and $10.00 per share redemption value at December 31, 2022 and December 31, 2021, respectively	348,586,031	345,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and December 31, 2021 (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(5,355,239)	(20,645,836)
Total stockholders' deficit	(5,354,376)	(20,644,973)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$349,208,784	$345,513,393

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

General and administrative expenses	$4,324,075	$1,030,906
Franchise tax expense	200,000	200,000
Loss from operations	(4,524,075)	(1,230,906)
Change in fair value of derivative warrant liabilities	7,263,330	4,367,500
Financing costs - derivative warrant liabilities	—	(449,070)
Income from investments held in Trust Account	5,049,912	20,717
Gain from settlement of deferred underwriting commissions on public warrants	271,688	—
Interest expense - related party	(4,110)	—
Net income before income tax expense	8,056,745	2,708,241
Income tax expense	983,430	—
Net income	$7,073,315	$2,708,241

Weighted average shares outstanding of Class A common stock	34,500,000	31,947,945
Basic and diluted net income per share, Class A common stock	$0.16	$0.07

Basic weighted average shares outstanding of Class B common stock	8,625,000	8,541,781
Diluted weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$0.16	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

							Total
	Common Stock				Additional		Stockholders'
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,892)	$23,108
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,500,670	—	3,500,670
Accretion of Class A common stock to redemption amount	—	—	—	—	(3,524,807)	(23,352,185)	(26,876,992)
Net income	—	—	—	—	—	2,708,241	2,708,241
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(20,645,836)	$(20,644,973)
Extinguishment of deferred underwriting commissions on public shares	—	—	—	—	11,803,313	—	11,803,313
Reclassification from additional paid-in capital to retained earnings	—	—	—	—	(11,803,313)	11,803,313	—
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(3,586,031)	(3,586,031)
Net income	—	—	—	—	—	7,073,315	7,073,315
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	(5,355,239)	$(5,354,376)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,073,315	$2,708,241
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,263,330)	(4,367,500)
Financing costs - derivative warrant liabilities	—	449,070
Income from investments held in Trust Account	(5,049,912)	(20,717)
Gain from settlement of deferred underwriting commissions on public warrants	(271,688)	—

Changes in operating assets and liabilities:
Prepaid expenses	220,059	(240,075)
Accounts payable	45,912	53,667
Accrued expenses	3,610,287	(86,250)
Franchise tax payable	(114,645)	113,477
Income tax payable	481,430	—
Accrued interest	4,110	—
Net cash used in operating activities	(1,264,462)	(1,390,087)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(345,000,000)
Interest released from Trust Account for payment of income taxes	918,543	—
Net cash provided by (used in) investing activities	918,543	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	200,000	—
Repayment of note payable	—	(130,000)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	(70,000)	(7,143,422)
Net cash provided by financing activities	130,000	346,626,578

Net (decrease) increase in cash	(215,919)	236,491

Cash - beginning of the period	252,601	16,110
Cash - end of the period	$36,682	$252,601

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$3,586,031	$—
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$12,075,000

Supplemental disclosure of cash flow activities:
Income taxes paid	$502,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity from the Company’s inception to December 31, 2022 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering and Private Placement described below, and from changes in the fair value of its derivative warrant liability.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will have 30 months from the closing of the Initial Public Offering, or July 28, 2023, to complete a Business Combination (the “Combination Period”). the Company filed If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On September 10, 2022, the Company entered into the GSH Business Combination Agreement with Merger Sub and GSH, pursuant to which the Company expects to effect a business combination with GSH through the merger of Merger Sub with and into GSH (the “Merger”), with GSH surviving the Merger as a wholly-owned subsidiary of the Company. Upon the consummation of the GSH Business Combination, the Company expects to be renamed United Homes Group, Inc. The obligations of the Company, Merger Sub and GSH to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, which are further described in the GSH Business Combination Agreement.

The Company cannot assure that the plans to complete the GSH Business Combination will be successful. Further, the Company may need to pursue third party financing, among other things, to satisfy the closing condition that at Closing, the amount of Closing DHHC Cash be equal to or exceed $125,000,000 (the “Minimum Cash Condition”). However, there can be no assurance that any third-party financing will be entered into in connection with the GSH Business Combination, and there can be no assurance that the Minimum Cash Condition will be satisfied. If the Minimum Cash Condition is not satisfied, amended or waived by GSH pursuant to the terms of the GSH Business Combination Agreement, then the GSH Business Combination would not be consummated.

Trust Account Redemptions and Extension of Combination Period

On January 25, 2023, the Company held a special meeting of stockholders at which such stockholders voted to extend the time the Company has to consummate an initial Business Combination from January 28, 2023 to July 28, 2023. In connection with such vote, the holders of an aggregate of 30,058,968 Public Shares exercised their right to redeem their shares for an aggregate of approximately $304 million in cash held in the Trust Account.

Note 2- Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. There were no inter-company activities during the years ended on December 31, 2022 and 2021.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $37,000 in cash and a working capital deficit of approximately $3.9 million (not taking into account tax obligations of approximately $481,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, a loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was repaid on February 1, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

In October 2022, the Company issued unsecured promissory notes to two affiliates of the Sponsor for an aggregate principal amount of up to $400,000.  As of December 31, 2022, there was an outstanding balance of $204,110 under these promissory notes including $4,110 of accrued but unpaid interest through December 31, 2022.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Consolidated Financial Statements-Going Concern,” management has determined that the existing liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate on or after July 28, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents held outside the Trust Account.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the consolidated balance sheets.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of and December 31, 2022 and 2021, the value of the Public Warrants is measured based on the listed market price of such warrants since being separately listed and traded. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in redemption value in the accompanying consolidated statements of changes in stockholders' deficit.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common stock is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic	$5,658,652	$1,414,663	$2,136,906	$571,335
Allocation of net income - Diluted	$5,658,652	$1,414,663	$2,132,523	$575,718
Denominator:
Basic weighted average common stock outstanding	34,500,000	8,625,000	31,947,945	8,541,781
Diluted weighted average common stock outstanding	34,500,000	8,625,000	31,947,945	8,625,000
Basic and diluted net income per common stock	$0.16	$0.16	$0.07	$0.07

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 - Initial Public Offering

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 18, 2022, the Company issued unsecured promissory notes to two affiliates of the Sponsor for an aggregate principal amount of up to $400,000.  The promissory notes bear interest on the outstanding principal balance at 10% per annum, are not convertible and are repayable in full upon the earlier of: (i) April 28, 2023 or (ii) the date on which the Company closes the Proposed Business Combination. As of December 31, 2022, there was an aggregate outstanding balance of $204,110 under the promissory notes including $4,110 of accrued but unpaid interest through December 31, 2022.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. The Sponsor has not received any reimbursement of these fees through December 31, 2022.

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

The Sponsor has also agreed, subject to certain exceptions, not to transfer approximately 2.1 million Sponsor Earn Out Shares (as defined in the Sponsor Support Agreement) until such shares are released under the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, Sponsor Earnout Shares will be released in three tranches upon the occurrence of the following milestones during the period commencing on the 90th day following the date (the “Closing Date”) on which the closing of the Merger (the “Closing”) occurs and ending on the fifth anniversary of the Closing Date: (i) a one-time issuance of 7,500,000 Earnout Shares on the first date on which the volume weighted average price of DHHC Shares over any 20 trading days within the preceding 30 consecutive trading day period (as adjusted, the “VWAP Price”) is greater than or equal to $12.50 (“Triggering Event I”); (ii) a one-time issuance of 7,500,000 Earn Out Shares on the first date on which the VWAP Price is greater than or equal to $15.00 (“Triggering Event II”); and (iii) a one-time issuance of 5,000,000 Earn Out Shares on the first date on which the VWAP Price is greater than or equal to $17.50 (“Triggering Event III”, together with Triggering Event I and Triggering Event II, the “Earn-Out Milestones”). Any such Sponsor Earnout Shares not vested prior to the fifth anniversary of the Closing Date will be deemed to be forfeited.

The Sponsor has also agreed that in the event that Closing DHHC Cash (as defined in the Business Combination Agreement) is less than $100,000,000, up to 1.0 million Sponsor Shares will be designated as Sponsor Earnout Shares, subject to the same release conditions set forth in the preceding paragraph. In addition, members of the Sponsor have made a commitment to purchase and not redeem an aggregate of 2.5 million Public Shares.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Further, each securityholder party to the A&R Registration Rights Agreements agrees not to transfer any of their registrable securities subject to lock-up transfer restrictions (as described in the A&R Registration Rights Agreement) until the end of the applicable Lock-Up Period (as defined in the A&R Registration Rights Agreement) subject to certain customary exceptions described therein.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective as of August 10, 2022, the underwriter from the Initial Public Offering resigned and withdrew from its role in any Business Combination and waived its entitlement to the deferred underwriting commissions in the amount of approximately $12.1 million. The Company recognized approximately $11.8 million of the commissions waiver as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2022, as this portion represents an extinguishment of deferred underwriting commissions on Public Shares which was originally recognized directly in accumulated deficit. The remaining balance of approximately $272,000 is recognized as a gain from settlement of deferred underwriting commissions on public warrants in the consolidated statements of operations, which represents the original amount expensed in the Company’s initial public offering.

Contingent Fee Arrangement

The Company has entered into certain engagement letters with Zelman Partners LLC (“Zelman”) for financial advice and assistance in connection with its search for a prospective initial business combination. Pursuant to the engagement letters, the Company agreed to pay Zelman a transaction fee in cash of $4,500,000 plus, in the Company’s sole discretion, an additional transaction fee of between $0 to $1,000,000 (collectively, the “Transaction Fees”). The Transaction Fees were contingent upon the closing of a Business Combination and therefore not included as liabilities on the consolidated balance sheets.

Additionally, if the Company or any of its affiliates enters into an agreement with respect to the acquisition of all or a portion of a target company in the homebuilding industry (the “Agreement”) and (i) such Agreement is terminated prior to consummation of such acquisition or the acquisition is otherwise not consummated and (ii) the Company receives a payment or other consideration (the “Payment”) at any time related to such termination or non-consummation, the Company agrees to pay to Zelman a transaction fee of the lesser of (i) the Transaction Fee that would have been payable had the sale been consummated and (ii) 25% of such Payment in cash if and when such Payment is made to the Company.

Note 7 - Derivative Warrant Liabilities

As of December 31, 2022 and 2021, the Company had 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2020	$—
Gross Proceeds	345,000,000
Less:
Proceeds allocated to Public Warrants	(7,762,500)
Class A common stock issuance costs	(19,114,492)
Plus:
Accretion of carrying value to redemption value	26,876,992
Class A common stock subject to possible redemption at December 31, 2021	345,000,000
Increase in redemption value of Class A common stock subject to redemption	3,586,031
Class A common stock subject to possible redemption at December 31, 2022	$348,586,031

Note 9- Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity. (See Note 8).

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 8,625,000 shares of Class B common stock issued and outstanding. Of the 8,625,000 shares of Class B common stock outstanding as of December 31, 2020, up to 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full, so that the Sponsor would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On January 28, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$349,152,086	$—	$—	$349,152,086
Liabilities:
Derivative public warrant liabilities	$905,630	$—	$—	$905,630
Derivative private warrant liabilities	$—	$—	$625,370	$625,370

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - Money Market Funds	$345,020,717	$—	$—	$345,020,717
Liabilities:
Derivative public warrant liabilities	$5,175,000	$—	$—	$5,175,000
Derivative private warrant liabilities	$—	$—	$3,619,330	$3,619,330

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in March 2021, when the Public Warrants were separately listed and traded in an active market. There were no other transfers to/from levels during the years ended December 31, 2022 and 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Prior to being publicly traded, the fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model, and the Private Placement Warrants have been measured at fair value using a modified Black-Scholes model. As of December 31, 2022 and 2021, the value of the Public Warrants was measured based on the trading price since the warrants were separately listed and traded. For the years ended December 31, 2022 and 2021, the Company recognized a gain of approximately $7.3 million and $4.4 million, respectively, resulting from a decrease in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

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

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31,	As of December 31,
	2022	2021
Exercise price	$11.50	$11.50
Stock Price	$10.05	$9.74
Option term (in years)	5.00	4.82
Volatility	40%	12%
Risk-free interest rate	4.1%	1.3%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the years ended December 31, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2022 - Level 3	$3,619,330
Change in fair value of derivative warrant liabilities - Level 3	(2,993,960)
Derivative warrant liabilities at December 31, 2022 - Level 3	$625,370

Derivative warrant liabilities at January 1, 2021 - Level 3	$—
Issuance of Derivative Warrants - Level 3	13,161,830
Transfer of Public Warrants to Level 1	(7,762,500)
Change in fair value of derivative warrant liabilities - Level 3	(1,780,000)
Derivative warrant liabilities at December 31, 2021 - Level 3	$3,619,330

Note 11 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Current
Federal	$983,430	$—
State	—	—
Deferred
Federal	(74,706)	(254,139)
State	—	—
Valuation allowance	74,706	254,139
Income tax provision	$983,430	$—

The Company’s net deferred tax assets were as follows as of December 31, 2022 and 2021:

	As of December 31,2022	As of December 31,2021
Deferred tax assets:
Start-up/Organization costs	$328,845	$216,490
Net operating loss carryforwards	—	37,649
Total deferred tax assets	328,845	254,139
Valuation allowance	(328,845)	(254,139)
Deferred tax asset, net of allowance	$—	$—

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ending December 31, 2022 and 2021, the change in valuation allowance was $74,706 and $254,139, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Statutory state rate, net of federal benefit	0.0%	—%
Financing costs	—	3.5%
Change in fair value of derivative warrant liabilities	(18.9)%	(33.9)%
Merger costs	9.9%	0.0%
Transaction costs allocated to derivative warrant liabilities	0.0%	0.0%
Loss upon issuance of private placement warrants	(0.7)%	0.0%
Change in valuation allowance	0.9%	9.4%
Income tax rate	12.2%	0.0%

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the consolidated financial statements were issued. The Company did not identify any subsequent event, other than as described herein or below, that would have required adjustment or disclosure in the consolidated financial statements.

On January 11, 2023, the Company received a letter (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule Section 5620(a) (the “Annual Meeting Rule”) which requires the Company to hold an annual meeting of stockholders within 12 months of the Company’s fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. The Notice advises that the Company will have 45 calendar days to submit to Nasdaq a plan to regain compliance with the Annual Meeting Rule. On March 16, 2023, Nasdaq advised the Company of its determination to grant the Company an extension until June 29, 2023 to regain compliance with the Annual Meeting Rule by holding a special meeting of stockholders to approve the GSH Business Combination where the Company’s stockholders will also have the opportunity to discuss Company affairs and elect directors. The special meeting was held on March 23, 2023 and served as the Company’s annual meeting of stockholders for purposes of the Annual Meeting Rule. As such, the Company has regained compliance with the Annual Meeting Rule.

As previously announced on March 22, 2023, the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) among itself, GSH and a certain group of investors party thereto (the “PIPE Investors”). Pursuant to the Note Purchase Agreement, the Investors have agreed to purchase $80,000,000 in original principal amount of convertible promissory notes (the “Notes”) and 744,588 shares of Class A common stock in a private placement PIPE investment (the “PIPE Investment”) in connection with the GSH Business Combination. The aggregate gross amount of the PIPE Investment is approximately $75,000,000. The proceeds of the PIPE Investment are expected to be used by the Company to offset redemptions of the Company’s Class A common stock (see “Extension and Redemptions” below for details on redemptions of the Company’s Class A common stock), and may be used by DHHC to satisfy the Minimum Cash Condition. The closing of the Note Purchase Agreement is contingent upon the substantially concurrent consummation of the GSH Business Combination and subject to other customary closing conditions and terms set forth therein.

On March 23, 2023, in connection with the Company’s efforts to raise funds to meet the Minimum Cash Condition, the Company entered into certain private placement transactions (collectively, the “Share Lock-Up Agreements”) with certain investors who purchased shares of the Company’s Class A common stock on the open market prior to March 16, 2023 (each a “Lock-Up Investor”), pursuant to which, and subject to and conditioned upon the satisfaction of the closing conditions set forth in the Share Lock-Up Agreements, the

DIAMONDHEAD HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company agreed to issue to each  Lock-Up Investor 0.25 UHG Class A Common Shares for a purchase price of $0.01, for each share of the Company's Class A common stock held by such Lock-Up Investor at the Closing.

Also, on March 23, 2023, the Company and certain investors (“PIPE Investors”) entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) providing for the purchase by the PIPE Investors at the effective time of the GSH Business Combination of (i) an aggregate of 471,500 shares of the Company’s Class A common stock at a price per share of $10.00, and (ii) for each share of the Company’s Class A common stock purchased by each PIPE Investor, the Company agreed to issue to the applicable PIPE Investor 0.25 UHG Class A Shares for a purchase price of $0.01 per share for gross proceeds to the Company of approximately $4.7 million.

On March 23, 2023, the Company held a special meeting of its stockholders in lieu of the 2022 annual meeting of stockholders (the “Special Meeting”) in connection with the GSH Business Combination. At the Special Meeting, the GSH Business Combination Agreement was approved, and the stockholders holding 109,426 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.1 million (approximately $10.13 per share) will be removed from the Trust Account to pay such redeeming holders and approximately $43.9 million will remain in the Company’s Trust Account.

On January 10 and February 9, 2023, the Company drew additional amounts of $100,000 from the unsecured promissory notes, respectively, which were issued to two affiliates of the Sponsor on October 18, 2022 (See Note 5). The total outstanding balance of the promissory notes was fully repaid on March 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDHEAD HOLDINGS CORP.

(Registrant)
Date: March 28, 2023	By:	/s/ David T. Hamamoto
David T. Hamamoto
Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David T. Hamamoto	Co-Chief Executive Officer	March 28, 2023
David T. Hamamoto	(Principal Executive Officer)

/s/ Michael Bayles	Co-Chief Executive Officer	March 28, 2023
Michael Bayles	(Principal Executive Officer)

/s/ Keith Feldman	Chief Financial Officer and Director	March 28, 2023
Keith Feldman	(Principal Financial and Accounting Officer)

/s/ Judith A. Hannaway	Director	March 28, 2023
Judith A. Hannaway

/s/ Jonathan A. Langer	Director	March 28, 2023
Jonathan A. Langer

/s/ Charles W. Schoenherr	Director	March 28, 2023
Charles W. Schoenherr