Form 10-Q
period 2023-03-31
United Homes Group, Inc.
filed 2023-05-15
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-39936

United Homes Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	85-3460766
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

90 N Royal Tower Drive,

Irmo, South Carolina 29063

(Address of principal executive offices)

(212) 572-6260

(Registrant’s telephone number)

DiamondHead Holdings Corp.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Shares	UHG	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one Class A Common Share, each at an exercise price of $11.50 per share	UHGWW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 11, 2023, 11,369,093 Class A Common Shares, par value $0.0001 per share, and 36,973,877 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

FORM 10-Q

UNITED HOMES GROUP, INC.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.   For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described in this report and in our other Securities and Exchange Commission (“SEC”) filings.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED HOMES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 (UNAUDITED) AND DECEMEBER 31, 2022

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$110,911,416	$12,238,835
Accounts receivable, net	1,693,064	1,976,334
Inventories:
Homes under construction and finished homes	128,950,892	163,997,487
Developed lots	21,189,983	16,205,448
Due from related party	125,987	1,437,235
Related party note receivable	665,020	—
Lot purchase agreement deposits	8,113,303	3,804,436
Investment in Joint Venture	431,894	186,086
Property and equipment, net	676,408	1,385,698
Operating right-of-use assets	768,282	1,001,277
Deferred tax asset	3,891,575	—
Prepaid expenses and other assets	6,350,037	6,112,044
Total Assets	$283,767,861	$208,344,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$13,414,465	$22,077,240
Homebuilding debt and other affiliate debt	109,172,986	120,797,006
Operating lease liabilities	768,282	1,001,277
Other accrued expenses and liabilities	5,150,413	5,465,321
Income tax payable	701,871	—
Derivative liabilities	451,106,576	—
Convertible note payable	66,714,276	—
Total Liabilities	647,028,869	149,340,844

Commitments and contingencies (Note 11)

Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 10,621,073 shares issued and outstanding on March 31, 2023, and December 31, 2022, respectively. (1)	1,061	37
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,877 shares issued and outstanding on March 31, 2023, and December 31, 2022, respectively. (1)	3,697	3,697
Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Additional paid-in capital (1)	—	1,422,630
Retained Earnings/(accumulated deficit) (1)	(363,265,766)	57,577,672
Total Stockholders’ equity (1)	(363,261,008)	59,004,036
Total Liabilities and Stockholders’ equity	$283,767,861	$208,344,880
(1)	Retroactively restated as of December 31, 2022 for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue, net of sales discounts	$94,826,702	$108,436,860
Cost of sales	78,048,929	81,164,960
Gross profit	16,777,773	27,271,900

Selling, general and administrative expense	16,687,401	10,425,050
Net income from operations	90,372	$16,846,850

Other income, net	202,715	171,078
Equity in net earnings from investment in joint venture	245,808	—
Change in fair value of derivative liabilities	(207,064,488)	—
(Loss) income before taxes	$(206,525,593)	$17,017,928
Income tax benefit	2,021,265	—
Net (loss) income	$(204,504,328)	$17,017,928

Basic and diluted (loss)/earnings per share
Basic	$(5.44)	$0.46
Diluted	$(5.44)	$0.46

Basic and diluted weighted-average number of shares (1)
Basic	37,575,074	37,347,350
Diluted	37,575,074	37,347,350
(1)	Retroactively restated for the three months ending March 31, 2022 for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Common stock				Additional		Shareholders’ and	Net Due To and Due	Total
	Class A		Class B		paid-in	Retained	other affiliates’	From Shareholders	Stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	net investment	and Other Affiliates	Equity
Balance as of December 31, 2021 as originally reported	—	$—	—	$—	$—	$—	$83,586,722	$(17,028,310)	$66,558,412
Retroactive application of recapitalization	373,473	37	36,973,877	3,697	—	66,554,678	(83,586,722)	17,028,310	—
Adjusted balance as of December 31, 2021	373,473	$37	36,973,877	$3,697	$—	$66,554,678	$—	$—	$66,558,412
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(20,766,162)	—	—	(20,766,162)
Stock-based compensation expense	—	—	—	—	1,268,222	—	—	—	1,268,222
Net Income	—	—	—	—	—	17,017,928	—	—	17,017,928
Balance as of March 31, 2022	373,473	$37	36,973,877	$3,697	$1,268,222	$62,806,444	$—	$—	$64,078,400

	Common stock				Additional	Retained	Total
	Class A		Class B		paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	capital	(Accumulated Deficit)	Equity
Balance as of December 31, 2022	373,473	$37	36,973,877	$3,697	$1,422,630	$57,577,672	$59,004,036
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(4,193,093)	(4,193,093)
Stock-based compensation expense	—	—	—	—	51,079	—	51,079
Forfeiture of private placement warrants	—	—	—	—	890,001	—	890,001
Issuance of common stock upon the reverse recapitalization, net of transaction costs	8,492,537	849	—	—	17,869,735	—	17,870,584
Issuance of common stock related to PIPE Investment	1,333,963	133	—	—	9,501,782	—	9,501,915
Issuance of common stock related to lock-up agreement	421,100	42	—	—	4,194	—	4,236
Recognition of derivative liability related to earnout	—	—	—	—	(242,211,404)	—	(242,211,404)
Recognition of derivative liability related equity incentive plan	—	—	—	—	(1,189,685)	—	(1,189,685)
Earnout stock-based compensation expense for UHG employee options	—	—	—	—	4,448,077	—	4,448,077
Transaction costs related to reverse recapitalization	—	—	—	—	(2,932,426)	—	(2,932,426)
Net loss	—	—	—	—	—	(204,504,328)	(204,504,328)
Reclassification of negative APIC	—	—	—	—	212,146,017	(212,146,017)	—
Balance as of March 31, 2023	10,621,073	1,061	36,973,877	3,697	—	(363,265,766)	(363,261,008)

The shares of the Company’s common stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the Exchange Ratio of approximately 373.47 established in the Business Combination.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(204,504,328)	$17,017,928
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Bad debt expense	85,502	—
Investment earnings in joint venture	(245,808)	—
Depreciation	93,942	86,829
Gain on sale of property and equipment	(56,543)	—
Amortization of deferred financing costs	120,988	85,782
Stock compensation expense	4,499,156	1,268,222
Amortization of operating lease right-of-use assets	204,138	133,064
Change in fair value of contingent earnout liability	203,418,892	—
Change in fair value of warrant liabilities	2,723,333	—
Change in fair value of equity incentive plan	922,263	—
Net change in operating assets and liabilities:
Accounts receivable	197,768	(1,392,182)
Related party receivable	1,251,423	—
Inventories	30,062,060	(8,418,953)
Lot purchase agreement deposits	(1,787,241)	(121,691)
Prepaid expenses and other assets	(10,027)	850,943
Deferred tax asset	(2,021,265)	—
Accounts payable	(11,443,196)	2,209,396
Operating lease liabilities	(204,138)	(133,064)
Due to related parties	59,825	—
Other accrued expenses and liabilities	(314,908)	(1,078,591)
Net cash flows provided by operating activities	23,051,836	10,507,683
Cash flows from investing activities:
Purchases of property and equipment	(59,229)	(19,295)
Proceeds from the sale of property and equipment	66,100	—
Capital contribution in joint venture	—	(49,000)
Net cash flows provided by (used in) investing activities	6,871	(68,295)
Cash flows from financing activities:
Proceeds from homebuilding debt	40,000,000	20,000,000
Repayments of homebuilding debt	(40,579,214)	(22,226,052)
Proceeds from other affiliate debt	136,773	2,154,624
Repayments on equipment financing	—	(5,877)
Payment of deferred financing costs	(469,585)	—
Distributions and net transfer to shareholders and other affiliates	(17,896,302)	(25,390,972)
Proceeds from convertible note, net of transaction costs	71,500,000	—
Proceeds from PIPE investment and lock up	4,720,427	—
Proceeds from Business Combination, net of SPAC transaction costs	30,336,068	—
Payment of transaction costs	(12,134,293)	—
Net cash flows provided by (used in) financing activities	75,613,874	(25,468,277)

Net change in cash and cash equivalents	98,672,581	(15,028,889)
Cash and cash equivalents, beginning of year	12,238,835	51,504,887
Cash and cash equivalents, end of year	$110,911,416	$36,475,998
Supplemental cash flow information:

Cash paid for interest	$2,315,023	$846,181

Non-cash investing and financing activities:
Additions of right-of-use lease assets and liabilities	—	1,149,832
Acquisition of developed lots from related parties in settlement of due from Other Affiliates	—	4,624,810
Promissory note issued in exchange for sale of fixed assets	665,020	—
Settlement of co-obligor debt to affiliates	8,340,545	—
Release of guarantor from GSH to shareholder	2,841,034	—
Noncash distribution to owner's of Other Affiliates	12,671,122	—
Earnest money receivable from Other Affiliates	2,521,626	—
Recognition of previously capitalized deferred transaction costs	2,932,426	—
Modification to existing lease	40,078	—
Recognition of derivative liability related to earnout	242,211,404	—
Recognition of derivative liability related to equity incentive plan	1,189,685	—
Recognition of warrant liability upon Business Combination	1,531,000	—
Forfeiture of private placement warrants upon Business Combination	(890,001)	—
Issuance of common stock upon the reverse recapitalization	39,933,707	—
Recognition of deferred tax asset upon Business Combination	1,870,310	—
Recognition of income tax payable upon Business Combination	701,871	—
Recognition of assumed assets and liabilities upon Business Combination, net	3,588,110	—
Total non-cash activities	$320,147,937	$5,774,642

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 1 - Nature of operations and basis of presentation

The Company and Nature of Business

United Homes Group, Inc. (“UHG”, the “Company”), a Delaware corporation, is a homebuilding business which operates with an asset-light strategy. The Company is a former blank check company incorporated on October 7, 2020 under the name DiamondHead Holdings Corp. (“DHHC”) as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

UHG constructs single-family residential homes and has active operations in South Carolina and Georgia offering a range of residential products including entry-level attached and detached homes, first-time move up attached and detached homes and second move-up detached homes. The constructed homes appeal to a wide range of buyer profiles, from first-time to lifestyle buyers. The Company’s primary objective is to provide customers with homes of exceptional quality and value while maximizing its return on investment. The Company has grown by expanding its market share in existing markets and by expanding into markets contiguous to the current active markets.

Business Combination

On September 10, 2022, DHHC entered into a Business Combination Agreement (the “Business Combination Agreement”) with Hestia Merger Sub, Inc., a South Carolina corporation and wholly owned subsidiary of DHHC (“Merger Sub”), and Great Southern Homes, Inc., a South Carolina corporation (“GSH”).

Upon the consummation of the transaction on March 30, 2023 (“Closing Date”), Merger Sub merged with and into GSH with GSH surviving the merger as a wholly owned subsidiary of the Company (“Business Combination”). As a result of the Business Combination, GSH is now a wholly owned subsidiary of DHHC, which has changed its name to United Homes Group, Inc.

GSH’s business historically consisted of both homebuilding operations and land development operations. In anticipation of the Business Combination, GSH separated its land development operations and its homebuilding operations across separate entities in an effort to adopt best practices in the homebuilding industry associated with ownership and control of land and lots and production efficiency. For accounting treatment of the Business Combination, see Note 2 - Merger and Reverse Recapitalization. Unless otherwise indicated or the context otherwise requires, references in this quarterly report on Form 10-Q to “Legacy UHG” refer to the homebuilding operations of GSH prior to the consummation of the Business Combination.

Basis of Presentation

The Condensed Consolidated Financial Statements included in this report reflect (i) the historical operating results of Legacy UHG prior to the Business Combination; (ii) the combined results of UHG and DHHC following the Closing; (iii) the assets and liabilities of UHG and DHHC, and Legacy UHG at their historical cost; and (iv) the Company’s equity structure for all periods presented.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 and  the Condensed Consolidated Statement of Operations, Statement of Changes in Stockholders' Equity, and Statement of Cash Flows for the three months ended March 31, 2022 (“Legacy UHG financial statements”) have been prepared from Legacy UHG’s historical financial records and reflect the historical financial position, results of operations and cash flows of the Legacy UHG for the periods presented on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Statement of Changes in Stockholders’ Equity is adjusted for the retroactive application of the reverse recapitalization using the Exchange Ratio. The Legacy UHG financial statements present historical information and results attributable to the homebuilding operations of GSH. The Legacy UHG financial statements exclude GSH’s operations related to land development operations as Legacy UHG historically did not operate as a standalone company. The carve-out methodology was used since Legacy UHG’s inception until the Closing Date. Thus, after March 30, 2023, no carve-out amounts were included in UHG’s financial statements.

Periods prior to the Business Combination

Prior to the Business Combination until the Closing Date, Legacy UHG has historically transacted with affiliates that were owned by the shareholders of GSH. Legacy UHG has categorized the various affiliates based on the nature of the transactions with Legacy UHG and their primary operations. The categories are as follows:

Land Development Affiliates - Land development affiliates’ primary operations consist of acquiring and developing raw parcels of land for vertical home construction. Upon completion, the land development affiliates transfer the developed lots to Legacy UHG in a non-cash transaction.

Other Operating Affiliates - Other operating affiliates’ operations consist of acquiring and developing land, purchasing constructed houses for rental properties, leasing activities, and purchasing model homes to be maintained during the sell down period of a community.

Collectively, these are referred to as “Other Affiliates” in these financial statements and represented as related parties (see Note 8 - Related party transactions).

All assets, liabilities, revenues, and expenses directly associated with the activity of Legacy UHG are included in these financial statements. Cash and cash equivalents is included in these financial statements, as Legacy UHG provided the cash management/treasury function for the Other Affiliates until January 1, 2023. In addition, a portion of Legacy UHG’s corporate expenses including share-based compensation were allocated to Legacy UHG based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional cost of sales or employee headcount, as applicable. The corporate expense allocations include the cost of corporate functions and resources provided by or administered by GSH including, predominately, costs associated with executive management, finance, accounting, legal, human resources, and costs associated with operating GSH’s office buildings. The corporate expense allocation requires significant judgment and management believes the basis on which the corporate expenses have been allocated reasonably reflects the utilization of services provided to Legacy UHG during the periods presented. Balance Sheet accounts were reviewed to determine what was attributable to Legacy UHG. There were no Balance Sheet accounts that required allocation procedures for assets and liabilities.

In addition, all significant transactions between Legacy UHG and GSH have been included in these financial statements. The aggregated net effect of transactions between Legacy UHG and GSH are settled within Retained Earnings/ (Accumulated Deficit) on the Balance Sheets as they were not expected to be settled in cash. These amounts were reflected in the Statements of Cash Flows within Distributions and net transfer to shareholders and other affiliates and, when transactions were historically not settled in cash, in Non-cash financing activities.

GSH’s third-party long-term debt and related interest expense have all been allocated to Legacy UHG. Legacy UHG was considered the primary legal obligor of such debt as it is the sole cash generating entity and responsible for repayment of the debt. Certain portions of that long-term debt and the related interest consist of construction revolving lines of credit and are reflected as Homebuilding debt. The remaining portions of long-term debt and the related interest have been used to finance operations that were not related to Legacy UHG, primarily land development activities, and were presented as Other Affiliate debt.

The results reported in these financial statements would not be indicative of Legacy UHG’s future performance, primarily because prior to the Business Combination, the lots developed by affiliates were not transferred to the homebuilding operations of GSH at a market rate. As such, these results do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during the periods presented.

Note 2 - Merger and Reverse Recapitalization

On the Closing Date, the following transactions were completed:

●	Merger Sub merged with and into GSH, with GSH surviving the merger as a wholly owned subsidiary of the Company;
●	All 1,000 shares of Class A common stock of GSH (“GSH Class A Common Shares”) issued and outstanding prior to the Closing Date were exchanged for 373,473 shares of Class A common stock of UHG (“UHG Class A Common Shares”);

●	All 99,000 shares of Class B common stock of GSH ("GSH Class B Common Shares”) issued and outstanding prior to the Closing Date were exchanged for 36,973,877 shares of Class B common stock of UHG (“UHG Class B Common Shares”);
●	All 2,426 outstanding options of GSH to acquire GSH Class A Common Shares were assumed by the Company and converted into options to acquire an aggregate of approximately 905,930 UHG Class A Common Shares (the “Rollover Options”);
●	All 5,000 outstanding warrants to purchase GSH Class A Common Shares were assumed by the Company and converted into warrants to purchase 1,867,368 UHG Class A Common Shares (the “Assumed Warrants”);
●	8,625,000 outstanding shares of DHHC Class B common stock held by DHP SPAC II Sponsor LLC (the “Sponsor”) converted into 4,160,931 UHG Class A Common Shares, all of which are subject to resale or transfer restrictions;
●	The Company issued an aggregate of 1,755,063 UHG Class A Common Shares to the PIPE Investors, Lock-Up Investors and the Convertible Note Investors, pursuant to the terms of the PIPE Subscription Agreements, Share Lock-up Agreements and the PIPE Investment, (together the “PIPE Financings”), as described below.

As of the Closing Date and following the completion of the Business Combination, UHG had the following outstanding securities:

●	10,621,073 UHG Class A Common Shares;
●	36,973,877 UHG Class B Common Shares;
●	2,966,664 warrants to purchase 2,966,664 UHG Class A Common Shares, each exercisable at a price of $11.50 per share, issued in connection with the DHHC initial public offering and held by the Sponsor and BlackRock Inc. and Millennium Management LLC (the “Anchor Investors”);
●	8,625,000 warrants to purchase 8,625,000 UHG Class A Common Shares, each exercisable at a price of $11.50 per share, issued in connection with the DHHC initial public offering;
●	1,867,368 Assumed Warrants to purchase 1,867,368 UHG Class A Common Shares, each exercisable at a price of $4.05 per share;
●	905,930 Rollover Options to purchase 905,930 UHG Class A Common Shares, each exercisable at a price of $2.81 per share.

Earnout

In connection with the Business Combination, holders of GSH common shares, certain holders of stock options, and holders of GSH warrants (together, “GSH Equity Holders”), options held by employees and directors (Employee Option Holders”) and the sponsor shareholders (“Sponsors”, and together, the “Earnout Holders”) are entitled to receive consideration in the form of common shares (Earnout Shares”). 21,886,378 Earnout Shares, comprised of 20,000,000 shares in consideration to GSH Equity Holders and 1,886,378 additional earnout shares awarded to the Sponsors (as defined below), were reserved for the future issuance upon achievement of certain earnout conditions. Refer to Note 14 - Earnout Shares.

In connection with the Closing, and under the terms of the Sponsor Support Agreement entered into in connection with the execution of the Business Combination Agreement, 1,886,378 shares of the 8,625,000 shares of DHHC Class B common stock held by the Sponsor were converted to Earnout Shares and became subject to vesting conditions based on the achievement of certain market-based share price thresholds. Refer to Note 14 - Earnout Shares for additional information regarding the terms and conditions of the Earnout Triggering Events. Of the remaining 6,738,622 shares of DHHC Class B common stock, 2,577,691 shares were forfeited and 4,160,931 shares were converted into UHG Class A Common Shares.

Convertible Note

In connection with the closing of the Business Combination, DHHC entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”), by and among itself, GSH, and a group of investors (the “Convertible Note Investors”). Pursuant to and at the

closing of the transactions contemplated by the Note Purchase Agreement, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Convertible Promissory Notes (the “Notes,” or “Note PIPE Financing”) and, pursuant to the terms of share subscription agreements entered into between each Convertible Note Investor and UHG, an additional 744,588 UHG Class A Common Shares (the “PIPE Shares”) in a private placement PIPE investment (the “PIPE Investment”). Refer to Note 12 - Convertible Note for additional information on the accounting treatment for the Notes, including issuance costs.

Subscription Agreement

In connection with the execution of the Business Combination Agreement, UHG entered into separate subscription agreements (each a “Subscription Agreement”, or “Subscription Agreement PIPE Financing,” and together with the “Note PIPE Financing,” the “PIPE Financings”) with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and UHG agreed to sell to the PIPE Investors, an aggregate of 471,500 shares of common stock for a purchase price of $10.00 per share and 117,875 shares for a purchase price of $0.01 per share for an aggregate purchase price of $4.7 million, in a private placement offering. The PIPE Financings closed simultaneously with the consummation of the Business Combination.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, DHHC entered into separate Share Issuance and Lock-Up Agreements (each a “Lock-up Agreement”) with a number of investors (each a “Lock-up Investor”), pursuant to which UHG agreed to issue each Lock-up Investor 0.25 UHG Class A Common Shares (up to 421,100 UHG Class A Common Shares in the aggregate) for a purchase price of $0.01 per share, for each UHG Class A Common Share held by such Lock-up Investor at the Closing. Following the Closing of the Business Combination, UHG notified each Lock-Up Investor that UHG waived the lock-up restriction contained in the Lock-Up Agreements.

The number of shares of UHG common stock issued immediately following the consummation of the Business Combination was as follows:

	Shares	Ownership %
DHHC public shareholders - UHG Class A Common Shares[1]	4,331,606	9.1%
DHHC sponsor shareholders - UHG Class A Common Shares	4,160,931	8.7%
GSH existing shareholders - UHG Class B Common Shares	36,973,877	77.7%
GSH existing shareholders - UHG Class A Common Shares	373,473	0.8%
Convertible Note Investors - UHG Class A Common Shares	744,588	1.6%
PIPE Investors - UHG Class A Common Shares	589,375	1.2%
Lock-up Investors - UHG Class A Common Shares	421,100	0.9%
Total Closing Shares	47,594,950	100%
[1]	Represents remaining DHHC Class A shares following share redemptions prior to the Business Combination.

Treatment of Merger

The Business Combination is accounted for as a reverse recapitalization under accounting principles generally accepted in the United States (“GAAP”). This determination is primarily based on Legacy UHG retaining the largest portion of the voting rights, the post-transaction management team is primarily comprised of the pre-transaction management team of GSH and the relative size of GSH’s operations is larger than DHHC’s. Under this method of accounting, DHHC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Condensed Consolidated Financial Statements of UHG represent a continuation of the financial statements of Legacy UHG with the Business Combination being treated as the equivalent of Legacy UHG issuing stock for the net assets of DHHC, accompanied by a recapitalization. The net assets of DHHC are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy UHG. All periods prior to the Business Combination have been retrospectively adjusted using the exchange ratio of 373.47 (“Exchange Ratio”) for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Accordingly, certain amounts have been reclassified and retroactively adjusted to reflect the reverse recapitalization pursuant to the Business Combination for all periods presented within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Stockholders' Equity.

In connection with the Business Combination, the Company received approximately $128.6 million of gross proceeds including the contribution of $43.9 million of cash held in DHHC’s trust account from its initial public offering, $4.7 million of cash in connection with the Subscription Agreement PIPE Financing, and $80.0 million in connection with the Notes PIPE Financing. As part of the PIPE Financings, the Company entered into the Note Purchase Agreement for an original principal amount of $80.0 million. The Company incurred debt issuance costs of $5.0 million of original issuance discount and an additional $3.5 million of transaction costs that were allocated to the Notes, resulting in net cash proceeds of $71.5 million.

The Company incurred $25.7 million of transaction costs, consisting of advisory, banking, legal, and other professional fees, of which $13.6 million were incurred by DHHC and $12.1 million were incurred by Legacy UHG. All costs were capitalized and recorded as a reduction to additional paid-in capital.

Note 3 - Summary of significant accounting policies

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s fiscal year end is December 31 and, unless otherwise stated, all years and dates refer to the fiscal year.

Unaudited Interim Condensed Consolidated Financial Statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, footnotes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the audited financial statements of Legacy UHG for the year ended December 31, 2022 included in the Form S-1 filed with the SEC on April 28, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2022, was derived from audited annual financial statements and adjusted for the retrospective recapitalization as described in Note 1 - Nature of operations and basis of presentation and Note 2 - Merger and Reverse Recapitalization but does not contain all of the footnote disclosures from the annual financial statements. Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of audited Legacy UHG financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is not an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of consolidation – The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates – The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates made by the Company include corporate expense allocation, useful lives of depreciable assets, revenue recognition associated with contracts recognized over time, capitalized interest, warranty reserves, share-based compensation, valuation of earnout liability, valuation of convertible note and valuation of stock warrants. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Segment Information – The Company determines its chief operating decision maker (“CODM”) based on the person responsible for making resource allocation decisions. Operating segments are components of the business for which the CODM regularly reviews discrete financial information. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Inventories and Cost of Sales – The carrying value of inventory is stated at cost unless events and circumstances indicate the carrying value may not be recoverable. Inventory consists of developed lots, homes under construction, and finished homes.

–

Developed lots - This inventory consists of land that has been developed for or acquired by the Company and where vertical construction is imminent. Developed lot costs are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot. As of March 31, 2023 and December 31, 2022, the amount of developed lots included in inventory was $21,189,983 and $16,205,448, respectively. Developed lots purchased at fair value from third parties was $15,815,143 and $10,052,179 as of March 31, 2023 and December 31, 2022, respectively, which is included in Developed Lots on the Condensed Consolidated Balance Sheets.

–

Homes under construction - At the time construction of the home begins, developed lots are transferred to homes under construction within inventory. This inventory represents costs associated with active homebuilding activities which include, predominately, labor and overhead costs related to home construction, capitalized interest, real estate taxes and land option fees. As of March 31, 2023 and December 31, 2022, the amount of inventory related to homes under construction included in homes under construction and finished homes was $88,872,575 and $141,863,561, respectively.

–

Finished homes - This inventory represents completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes including associated selling, general, and administrative costs are expensed as incurred. As of March 31, 2023 and December 31, 2022, the amount of inventory related to finished homes included in homes under construction and finished homes was $40,078,317 and $22,133,926, respectively.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers. For the three months ended March 31, 2023 and 2022, revenue recognized at a point in time from speculative homes totaled $92,389,410, and $104,450,041 respectively. For the three months ended March 31, 2023 and 2022, revenue recognized over time from land owned by customers totaled $2,437,292, and $3,986,819, respectively.

Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2023 and 2022, the Company incurred $490,980, and $452,765, respectively, in advertising and marketing costs.

Income Taxes – Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than not” that some portion or all of the deferred tax assets will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated.

The Company recognizes interest and penalties related to the underpayment of income taxes, including those resulting from the late filing of tax returns within the provision for income taxes in the Condensed Consolidated Statements of Operations. The Company analyzes its tax filing positions in the U.S. federal, state, and local tax jurisdictions where the Company is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Company reviews its tax positions quarterly and adjusts its tax balances as new legislation is enacted or new information becomes available.

Prior to the Business Combination, Legacy UHG was included in the tax filing of the shareholders of GSH, which was taxed individually under the provision of Subchapter S and Subchapter K of the Internal Revenue Code. Individual shareholders were liable for income taxes on their respective shares of GSH’s taxable income. No income tax liability nor income tax was allocated to Legacy UHG as of December 31, 2022 or for the three months ended March 31, 2023, nor was there any recorded liability for uncertain tax positions.

Derivative liabilities – The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”), the 2,966,664 Private Placement Warrants, 21,491,695 Earnout Shares and certain stock options (as discussed in Note 13 - Share-based compensation) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments, earnout shares and stock options as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised or issued, respectively. The Public Warrant quoted market price was used as the fair value for the Public Warrants as of March 30, 2023 and March 31, 2023. The Private Placement Warrants and the Earnout shares were valued using a Monte Carlo analysis. See the Earnout Shares and Warrant Liabilities sections below for further detail on each instrument and their classification. Stock options were valued using Black‑Scholes valuation model. See Note 13 - Share-based compensation for further detail.

Earnout - In connection with the Business Combination, Earnout Holders are entitled to receive consideration in the form of Earnout Shares upon the Company achieving certain Triggering Events, as described in Note 14 - Earnout Shares. The contingent obligations to issue Earnout Shares to the Earnout Holders, excluding Employee Option Holders, are recognized on the Closing Date as derivative liabilities in accordance with ASC 815. The liabilities were recognized at fair value on the Closing Date and are subsequently remeasured at each reporting date with changes in fair value recorded in the Condensed Consolidated Statements of Operations.

Earnout Shares issuable to Employee Option Holders at the Closing Date are considered a separate unit of account from the Earnout Shares issuable to GSH Equity Holders, and the Sponsors, and are accounted for as equity classified stock compensation. The Earnout Shares issuable to Employee Option Holders are fully vested upon issuance, thus there is no requisite service period, and the value of these shares is recognized as a one-time stock compensation expense for the grant date fair value.

The estimated fair values of the Earnout Shares were determined by using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a daily basis over the Earnout Period as defined in Note 14 - Earnout Shares. The preliminary estimated fair values of the Earnout Shares were determined using the most reliable information available, including the current trading price of the UHG Class A Common Shares, expected volatility, risk-free rate, expected term and dividend rate.

The earnout liability is categorized as a Level 3 fair value measurement because the Company estimated projections during the Earnout Period utilizing unobservable inputs. See Note 4 - Fair Value Measurement for further detail on UHG’s accounting policy related to the fair value of financial instruments.

Warrant Liabilities- The Company assumed 8,625,000 publicly-traded warrants (“Public Warrants”) from DHHC’s initial public offering and 2,966,664 private placement warrants originally issued by DHHC (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants” or “Warrants”). Upon consummation of the Business Combination, each Common Stock Warrant issued entitled the holder to purchase one UHG Class A Common Share at an exercise price of $11.50 per share. The

Common Stock Warrants are exercisable as of April 29, 2023. The Private Placement Warrants are identical to the Public Warrants, except that of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain exceptions. During the three months ended March 31, 2023, no Common Stock Warrants were exercised. The Public Warrants are publicly traded and are exercisable unless certain conditions occur which would permit a cashless exercise. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that both meet the definition of a derivative and will be accounted for in accordance with ASC Topic 815-40, as the Public Warrants and Private Placement Warrants are not considered indexed to UHG’s stock.

PIPE Investment – In connection with the closing of the Business Combination, GSH entered into the Note Purchase Agreement, dated March 21, 2023, and effective March 30, 2023, with DHHC and the Convertible Note Investors. As part of the PIPE Investment, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares. The aggregate proceeds received from the Convertible Note Investors  is $75.0 million. Additionally, in connection with the Business Combination, (i) the PIPE Investors purchased from the Company an aggregate of (A) 471,500 UHG Class A Common Shares at a purchase price of $10.00 per share, and (B) 117,875 UHG Class A Common Shares at a purchase price of $0.01 per share for gross proceeds to the Company of approximately $4.7 million, pursuant to the PIPE Subscription Agreements, and (ii) the Lock-Up Investors purchased from the Company an aggregate of 421,100 UHG Class A Common Shares at a purchase price of $0.01 per share pursuant to the Share Lock-Up Agreements. Following the closing of the Business Combination, UHG notified each Lock-Up Investor that UHG waived the lock-up restriction contained in the Share Lock-Up Agreements.

The Company accounts for the Notes and PIPE Shares as two freestanding financial instruments. The Company accounts for the Notes at amortized cost and amortizes the debt discount to interest expense using the effective interest method over the expected term of the Notes pursuant to ASC 835 Interest (“ASC 835”). The Company accounts for the PIPE Shares as equity, as they are not in the scope of ASC 480. The Company applied the relative fair value method to allocate the $75.0 million in aggregate proceeds received among the freestanding instruments issued. Specifically, $70.2 million was allocated to the Notes, and $4.8 million was allocated to the PIPE Shares. The amount allocated to the PIPE Shares is presented as an increase in additional paid-in capital.

The Notes are considered a hybrid financial instrument consisting of a debt “host” and embedded features. The Company evaluated the Notes at issuance for embedded derivative features and the potential need for bifurcation under ASC 815, and determined that the Notes contained embedded derivatives, including conversion features and redemption rights. Although the Company determined that a group of these embedded features which are contingent on certain events occurring, as further discussed in Note 12 - Convertible Note, would need to be bifurcated, the contingencies themselves are either entirely within the Company’s control or based on an event management considers the probability of occurring as extremely remote. Therefore, the group of embedded features which are contingent on certain events and required to be bifurcated would likely have minimal or no value and therefore deemed to not be material to the Condensed Consolidated Financial Statements.

The Company engaged an independent valuation firm to assist with the valuation of the Notes and the PIPE Shares. Refer to Note 12 - Convertible Note for further valuation details.

The Company recognized issuance costs of $3.5 million in connection with the Note Purchase Agreement. Issuance costs are specific incremental costs that are (1) paid to third parties and (2) directly attributable to the issuance of a debt or equity instrument. The issuance costs attributable to the initial sale of the instrument are offset against the associated proceeds in the determination of the instrument’s initial net carrying amount.

Recently Adopted Accounting Pronouncements - In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 significantly changes the way impairment of financial assets is recognized by requiring companies to immediately recognize estimated credit losses expected to occur over the remaining life of many financial assets. The immediate recognition of the estimated credit losses generally will result in an earlier recognition of allowance for credit losses on loans and other financial instruments. The Company adopted this ASU effective January 1, 2023. The adoption of ASC 326 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted – In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use the London Interbank Offered Rate (“LIBOR”) as a reference rate. In addition, these amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024. The Company does not anticipate a material increase in interest rates from its creditors as a result of the shift away from LIBOR. The Company is currently evaluating the impact of the shift and this guidance on the financial statements and disclosures.

Note 4 - Fair Value Measurement

Certain assets and liabilities measured and reported at fair value under GAAP are classified in a three-level hierarchy that prioritizes the inputs used in the valuation process. Categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

Due to the short-term nature of the Company’s Cash and cash equivalents, Accounts receivable, Lot deposits, and Accounts payable, the carrying amounts of these instruments approximate their fair value. The interest rates on the Homebuilding debt and other affiliate debt vary and are the greater of either a reference rate plus an applicable margin, or the base rate plus the aforementioned applicable margin. Refer to Note 7 - Homebuilding debt and other affiliate debt for additional detail on the determination of these instruments’ interest rate. As the reference rate of the Homebuilding debt and other affiliate debt at any point in time is reflective of the current interest rate environment the Company operates in, the carrying amount of these instruments approximates their fair value.

The Convertible note payable is presented on the Condensed Consolidated Balance Sheet at its amortized cost and not at fair value. As of March 31, 2023, the fair value of the convertible note is $193,100,000. See Note 12 - Convertible Note for further details on how the fair value was estimated.

All other financial instruments except for Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability and Convertible note payable are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The estimated fair value of the Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability and Convertible note payable is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 15 - Warrant liability and Note 14 - Earnout Shares respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation. There were no assets or liabilities that are measured at fair value as of December 31, 2022.

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$445,630,296	$445,630,296
Derivative private placement warrant liability	—	—	949,332	949,332
Derivative public warrant liability	2,415,000	—	—	2,415,000
Derivative stock option liability	$—	$—	$2,111,948	$2,111,948
Total Derivative Liability	$2,415,000	$—	$448,691,576	$451,106,576

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the three months period ended March 31, 2023 and the year ended December 31, 2022.

The change in the fair value of Level 3 liabilities as of March 31, 2023:

		Derivative
		private	Derivative
	Contingent	placement	stock
	earnout	warrant	option
	liability	liability	liability
Liability at January 1, 2023	$—	$—	$—
Recognition	242,211,404	625,370	1,189,685
Forfeitures	—	(890,001)	—
Change in fair value	203,418,892	1,213,963	922,263
Liability at March 31, 2023	$445,630,296	$949,332	$2,111,948

Note 5 - Capitalized interest

The Company accrues interest on the Company’s Homebuilding debt. That debt is used to finance homebuilding operations (see Note 7 - Homebuilding debt and other affiliate debt) and the associated interest is capitalized and included within inventory for homes under construction and finished homes. Interest is expensed to Cost of sales upon the sale of the home. Capitalized interest activity is summarized in the table below for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Capitalized interest at January 1:	$1,250,460	$1,190,318
Interest cost capitalized	2,237,900	837,780
Interest cost expensed	(2,386,832)	(957,900)
Capitalized interest at March 31:	$1,101,528	$1,070,198

Note 6 - Property and equipment

Property and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

Asset Group	March 31, 2023	December 31, 2022
Furniture and fixtures	$738,361	$688,487
Leasehold improvements	380,187	380,187
Machinery and equipment	164,258	1,037,231
Office equipment	175,130	165,774
Vehicles	361,755	750,950
Total Property and equipment	$1,819,691	$3,022,629
Less: Accumulated depreciation	(1,143,283)	(1,636,931)
Property and equipment, net	$676,408	$1,385,698

Depreciation expense, included within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations was $93,942 and $86,829 for the three months ended March 31, 2023 and 2022, respectively.

Note 7 - Homebuilding debt and other affiliate debt

Prior to the Business Combination, Legacy UHG, jointly with its Other Affiliates considered to be under common control, entered into debt arrangements with financial institutions. These debt arrangements are in the form of revolving lines of credit and are generally secured by land (developed lots and undeveloped land) and homes (under construction and finished). Legacy UHG and certain related Other Affiliates, were collectively referred to as the Nieri Group. The Nieri Group entities were jointly and severally liable for the outstanding balances under the revolving lines of credit, however, Legacy UHG was deemed the primary obligor. Legacy UHG was considered the primary legal obligor of such debt as it was the sole cash generating entity and responsible for repayment of the debt. As such, Legacy UHG had recorded the outstanding advances under the financial institution debt and other debt within these financial statements as of December 31, 2022.

A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG. These line of credit balances are reflected in the table below as Other Affiliates’ debt. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.

The advances from the revolving construction lines, reflected as Homebuilding debt, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest accrued on the loans is added to the balance of the loans outstanding and is paid concurrently with the principal repayments made upon the occurrence of individual home sales. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of March 31, 2023 and December 31, 2022.

The following table and descriptions summarize the Company’s debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Homebuilding
	Weighted	Debt - Wells
	average	Fargo
	interest rate	Syndication
Wells Fargo Bank	7.63%	$39,982,270
Regions Bank	7.63%	25,499,203
Texas Capital Bank	7.63%	18,211,439
Truist Bank	7.63%	18,195,498
First National Bank	7.63%	7,284,576
Total debt on contracts		$109,172,986

	December 31, 2022
		Homebuilding
	Weighted	Debt - Wells
	average	Fargo
	interest rate	Syndication	Other Affiliates(1)	Total
Wells Fargo Bank	4.98%	$34,995,080	$8,203,772	$43,198,852
Regions Bank	4.98%	27,550,618	—	27,550,618
Texas Capital Bank	4.98%	19,676,552	—	19,676,552
Truist Bank	4.98%	19,659,329	—	19,659,329
First National Bank	4.98%	7,870,621	—	7,870,621
Anderson Brothers	4.74%	—	2,841,034	2,841,034
Total debt on contracts		$109,752,200	$11,044,806	$120,797,006
(1)	Outstanding balances relate to bank financing for land acquisition and development activities of Other Affiliates for which the Company is the co-obligor or has an indirect guarantee of the indebtedness of the Other Affiliates. In addition, the $8,203,772 of Other Affiliates debt with Wells Fargo Bank as of December 31, 2022 is part of the Wells Fargo Syndication.

Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line is a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that can be exercised upon approval from Wells Fargo. The Syndicated Line also includes a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation). As a result of the amended and restated agreement, Great Southern

Homes, Inc., a consolidated subsidiary of the Company, is now the sole borrower of the Syndicated Line. No significant terms were changed other than described below.

The remaining availability on the Syndicated Line was $40,827,014 as of March 31, 2023 and $32,044,028 as of December 31, 2022. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndication Agreement contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (x) $65 million and (y) 25% of positive after-tax income until the Amendment Date (which amount is subject to increase over time based on earnings) and no less than $70 million from the Amendment Date, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.75 to 1.00 for any fiscal quarter until the Amendment Date and 2.50 to 1.00 for any fiscal quarter after the Amendment Date, (c) a minimum debt service coverage ratio to be less than 2.50 to 1.00 for any fiscal quarter, and (d) a minimum liquidity amount of not less than $15,000,000 at all times and unrestricted cash of not less than $7,500,000 at all times. The Company was in compliance with all debt covenants as of March 31, 2023. Legacy UHG was in compliance with all debt covenants as of December 31, 2022.

The interest rates on the borrowings under the Syndicated Line vary based on the leverage ratio. In connection with the amended and restated Syndicated Line, the benchmark interest rate was converted from LIBOR to Secured Overnight Financing Rate (“SOFR”), with no changes in the applicable rate margins. The interest rate is based on the greater of either LIBOR prior to Amendment Date or SOFR post Amendment Date plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.

Other Affiliates debt

The amounts in Other Affiliates debt are unrelated to the operations of Legacy UHG, and therefore, an equal amount was included as an offset in Retained Earnings as of December 31, 2022. For the three months ended March 31, 2023 and 2022, Other Affiliates borrowed $136,773,and $2,154,624, respectively. These amounts are recorded on the Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt.

On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obliger from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination that closed on March 30, 2023 as discussed in Note 1. As a result there is no remaining debt balance associated with Other Affiliates as of March 31, 2023.

In connection with the amendment of the Syndicated Line, the Company incurred debt issuance costs, from which $469,585 is deferred and will be amortized over the remaining life of the Syndicated Line. The amendment is accounted for as a modification of an existing line of credit under ASC 470 Debt and, therefore, any previously unamortized deferred costs continue to be amortized over the remaining life of the Syndicated Line. The Company recognized $120,988 and $85,782, respectively, of amortized deferred financing costs within Other income (expense), net for the three months ended March 31, 2023 and 2022, respectively. Outstanding deferred financing costs related to the Company’s Homebuilding debt were $1,059,657 and $888,179 as of March 31, 2023 and 2022, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the debt is a revolving arrangement.

Note 8 - Related party transactions

Prior to the Business Combination, Legacy UHG transacted with Other Affiliates that were owned by the shareholders of GSH. Those Other Affiliates included Land Development Affiliates and Other Operating Affiliates (see Note 1 - Nature of operations and basis of presentation).

Post Business Combination, the Company continues to transact with these parties, however, they are no longer considered affiliates of the Company. Land Development Affiliates and Other Affiliates of Legacy UHG (post Business Combination) meet the definition of related parties of the Company as defined in ASC 850-10-20.

Prior to the Business Combination, Legacy UHG maintained the cash management and treasury function for its Other Affiliates. Cash receipts from customers and cash disbursements made to vendors were recorded through one centralized bank account. Legacy UHG recorded a Due from Other Affiliate when cash was disbursed, generally to a vendor, on behalf of an affiliate. Conversely, Legacy UHG recorded a Due to Other Affiliate when cash was received from a customer on behalf of an affiliate. The balances were settled through equity upon the consummation of the Business Combination.

The below table summarizes Legacy UHG transactions with the Land Development and Other Affiliates for the three months ended March 31, 2023 and 2022.

	Three Months ended March 31, 2023
	Land	Other
	Development	Operating
	Affiliates	Affiliates	Total
Financing cash flows:
Land development expense	$(384,349)	$—	$(384,349)
Other activities	(225,392)	(422,342)	(647,734)
Total financing cash flows	$(609,741)	$(422,342)	$(1,032,083)

Non-cash activities
Settlement of co-obligor debt to other affiliates	$8,340,545	$—	$8,340,545
Release of guarantor from GSH to shareholder	2,841,034	—	2,841,034
Credit for earnest money deposits	2,521,626	—	2,521,626
Total non-cash activity	$13,703,205	$—	$13,703,205

	Three Months ended March 31, 2022
	Land	Other
	Development	Operating
	Affiliates	Affiliates	Total
Financing cash flows:
Land development expense	$(7,642,371)	$(360,831)	$(8,003,202)
Other activities	(407,782)	(70,476)	(478,258)
Cash transfer	—	(10,000,000)	(10,000,000)
Total financing cash flows	$(8,050,153)	$(10,431,307)	$(18,481,460)

Non-cash activities
Acquisition of developed lots	4,624,810	—	4,624,810
Total non-cash activity	$4,624,810	$—	$4,624,810

Land development expense – Represents costs that were paid for by Legacy UHG that relate to the Land Development Affiliates’ operations. The Land Development Affiliates acquire raw parcels of land and develop them so that Legacy UHG can build houses on the land.

Other activities – Represent other transactions with Legacy UHG’s Other Affiliates. This includes, predominately, rent expense incurred for leased model homes and payment of real estate taxes.

Settlement of co-obligor debt to other affiliates – The amount represents the settlement of Wells Fargo debt associated with Other Affiliates.

Release of guarantor from GSH to shareholder – The amount represents that Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates.

Credit for earnest money deposits – The amount represents credit received from Legacy UHG affiliate in relation to lot deposits that Legacy UHG paid on behalf of the affiliate.

Cash transfer - A direct cash contribution to Other Affiliates from Legacy UHG. Legacy UHG transferred cash to a related party. This cash transfer is in anticipation of separating the homebuilding operations from land development operations.

Acquisition of developed lots from related parties in settlement of Due from Other Affiliates – Once the Land Development Affiliates of Legacy UHG have developed the raw parcels of land, they transfer the land to Legacy UHG in a non-cash transaction. The transfer amount is derived from the costs incurred to develop the land.

Leases

In addition to the transactions above, Legacy UHG has entered into three separate operating lease agreements with a related party. The terms of the leases, including rent expense and future minimum payments, are described in Note 11 - Commitments and contingencies.

Other

The Company shares office spaces with a related party and certain employees of the Company provide services to the same related party, as such, the Company is allocating certain shared costs to the related party in line with a predetermined methodology based on headcount. During the three months ended March 31, 2023, the Company allocated overhead costs to the related party in the amount of $185,812 and was charged for street maintenance in the amount of $59,825 by the same related party. The remaining balance outstanding as of March 31, 2023 is $125,987 and is presented on the Condensed Consolidated Balance Sheet.

Note 9 - Lot purchase agreement deposits

The Company does not engage in the land development business. The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of at least 10% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price. Such contracts enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings.

Prior to the Business Combination, when Legacy UHG was acquiring lots through Land Development Affiliates, it did not have to pay deposits as the land development operations were owned by the shareholders of GSH. As such, the table below as of December 31, 2022, does not include lot purchase agreement deposits with related parties, and it consists of unrelated third party lot purchase agreement deposits only.

Post Business Combination, the Company continues to purchase lots from the former Land Development Affiliates of Legacy UHG, however, as the Company is no longer owned by the shareholders of GSH, the Company must pay lot purchase agreement deposits to acquire lots. As such, as of March 31, 2023 all interests in lot purchase agreements, including with related parties, is recorded within Lot purchase agreement deposits on the Condensed Consolidated Balance Sheet and presented in the table below. The following table provides a summary of the Company’s interest in lot purchase agreements as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Lot purchase agreement deposits	$8,113,303	$3,804,436
Remaining purchase price	205,808,168	65,451,928
Total contract value	$213,921,471	$69,256,364

Out of the $8,113,303 lot purchase agreement deposits outstanding as of March 31, 2023, $4,595,626 are with related parties.

The Company has the right to cancel or terminate the lot purchase agreement at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid. The cancellation or termination of a lot purchase agreement results in the Company recording a write-off of the nonrefundable deposit to Cost of sales. For the three months ended March 31, 2023 and 2022, the Company recorded $8,664 and $89,361, respectively, to Cost of sales for the forfeited lot purchase agreement deposits. The deposits placed by the Company pursuant to the lot purchase agreements are not deemed to be a variable interest in the respective third-party land developers.

Note 10 - Warranty reserves

The Company establishes warranty reserves to provide for estimated future costs as a result of construction and product defects. Estimates are determined based on management’s judgment considering factors such as historical spend and projected cost of corrective action.

The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows:

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Warranty reserves at beginning of the period	$1,371,412	$1,275,594
Reserves provided	242,720	1,156,027
Payments for warranty costs and other	(204,713)	(1,060,209)
Warranty reserves at end of the period	$1,409,419	$1,371,412

Note 11 - Commitments and contingencies

Leases

The Company leases office spaces in South Carolina under operating lease agreements with related parties, which have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $201,439 and $159,679 within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively. Operating lease expense included variable lease expense of $11,925 and $18,237 for the three months ended March 31, 2023 and 2022, respectively. The weighted-average discount rate for the operating leases entered into during the three months ended March 31, 2023 and 2022 was 5.54% and 3.16% and the weighted-average remaining lease term was 2.11 and 2.4 years, respectively.

During the year ended December 31, 2022, Legacy UHG closed on 19 sale-leaseback transactions with related parties, whereby it is the lessee. Leases commenced on January 1, 2023. The Company is responsible for paying the operating expenses associated with the model homes while under lease. The rent expense associated with sale-leaseback agreements that mature in less than 12 months (and are excluded thus from the ROU asset and lease liability) is $68,625 for the three months ended March 31, 2023.

The maturity of the contractual, undiscounted operating lease liabilities as of March 31, 2023 are as follows:

Lease Payment
2023	$361,734
2024	292,992
2025	108,792
2026	48,000
2027 and thereafter	—
Total undiscounted operating lease liabilities	$811,518
Interest on operating lease liabilities	(43,236)
Total present value of operating lease liabilities	$768,282

The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in our recognized operating ROU assets and operating lease liabilities. The Company recorded $95,381 and $34,335 of rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively.

Litigation

The Company is subject to claims and lawsuits that may arise primarily in the ordinary course of business, which consist mainly of construction defect claims. It is management’s opinion that if a claim has merit, other parties will be partially responsible or liable for the claim. When the Company believes that a loss is probable and estimable and not fully able to be recouped, the Company will record an expense and corresponding contingent liability. As of the date of these Condensed Consolidated Financial Statements, management believes that the Company has not incurred a liability as a result of any claims. Below is a summary of recent and current pending litigation involving the Company.

The Company is a defendant in a class action lawsuit claiming that the Company required the lawsuit’s representative to sign a waiver of the common law warranty of habitability in the contract for sale but received no compensation for the waiver. The representative and other members of the class that purchased using the same contract seek compensation for the value of the waiver. The suit specifically declines to claim that there was any construction defect in the homes sold by the Company. Management and legal counsel for the Company are uncertain as to the likelihood of the outcome of the case and the amount of potential damages is neither known nor reasonably estimable. No amounts have been accrued for in the matter. A hearing before the S.C. Court of Appeals was held in April 2021 regarding arbitration; however, the court has not rendered a decision. If this case were to go to trial it is anticipated that the matter would be unresolved for several years.

The Company is a defendant in a claim involving construction defects associated with improper slope of a sewer line in and under the slab at the property causing damages, where the Company served as the general contractor for original construction of the residence. The Company was served with a summons and complaint in this matter on February 1, 2023. The Company has submitted this matter to the insurance carrier, and they have engaged a law firm. The Company’s assessment of liability at this time is unknown as it has been just served with the summons and complaint. According to the insurance carrier, there is no deductible for this claim. The Company believes the insurance will cover any amounts that may ultimately be determined to be owed, if any.

The Company is involved in a litigation regarding a variance for a subdivision. The Company applied for a variance for a subdivision from the Horry County Supplemental Flood Zone freeboard requirement, which was granted by the Horry County Board of Construction Adjustments and Appeals in August 2022. The Horry County Board of Construction Adjustments and Appeals reconsidered the variance in September 2022 to allow county staff and the Company to reach a compromise on the freeboard requirement. County staff and the Company agreed to a reduction in the freeboard requirement to two feet rather than three, and the Board again approved the variance at its February 2023. Due to a lack of information on the possible impact to the county’s flood insurance rating, a vote on the amendment failed at the Horry County Council meeting later that month. Subsequently, Horry County filed an appeal of the Board’s decision to grant the variance. If the Horry County Council approves the amendment, the litigation will be moot. However, it the amendment does not get approved, the Company would have to build to the three-foot freeboard rather than the two-foot previously granted. The Company is of the opinion that such matter will be resolved without material effect on the Company’s financial condition or results of operations as the plaintiff is not seeking monetary damages and the Company is expecting the case to be dismissed in near future.

The Company is a defendant in a claim regarding high levels of Volatile Organic Compound in a house in Anderson, South Carolina. The Company’s investigations into this matter have resulted in indoor air sampling and soil gas screening indicating that the subject lot, and potentially others in the area, have been impacted by historical industrial activities predating the construction of the houses. The Company is investigating the extent and degree to which these impacts may have impacted other homes and is working with South Carolina environmental regulators to determine if additional actions will be required. Potential costs or liabilities associated with this matter cannot be determined at this time.

Note 12 - Convertible Note

In connection with the closing of the Business Combination, GSH entered into the Note Purchase Agreement, dated March 21, 2023, and effective March 30, 2023, with DHHC and the Convertible Note Investors. As part of the PIPE Investment, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares. The aggregate proceeds of the PIPE Investment were $75.0 million.

The Notes mature on March 30, 2028, and bear interest at a rate of 15%. The Company has the option to pay any accrued and unpaid interest at a rate in excess of 10% either in cash or by capitalizing such interest and adding it to the then outstanding principal amount of the Notes (“PIK Interest”). The Company has elected to pay the full accrued and unpaid interest in excess of 10% as PIK Interest. The effective interest rate on the Notes is 19.75%.

The Notes are convertible at the holder’s option into UHG Class A Common Shares at any time after March 30, 2024 through March 30, 2028, at a per share price (the “Initial Conversion Price”) equal to 80% of volume-weighted average trading sale price (“VWAP”) per UHG Class A Common Share during the 30 consecutive trading days prior to the first anniversary of the Closing Date (the “Measurement Period”). Pursuant to the Note Purchase Agreement, the Initial Conversion Price has a floor of $5.00 per share and a cap of $10.00 per share. The Initial Conversion Price is subject to adjustments for certain anti-dilution provisions as provided in the Notes. If an anti-dilution event occurs, the number of shares of common stock issuable upon conversion may be higher than implied by the Initial Conversion Price. Each Note is also convertible at the Company’s option into UHG Class A Common Shares, at any time after the second anniversary of the Closing Date if the VWAP per UHG Class A Common Share exceeds $13.50 for 20 trading days in a 30 consecutive trading day period. The Company was not required to bifurcate either of these conversion features as they met the derivative classification scope exception as described in ASC 815-15.

The Notes may be redeemed by the Company at any time prior to 60 days before March 30, 2028, by repaying all principal and interest amounts outstanding at the time of redemption plus a make-whole amount equal to the additional interest that would accrue if the Notes remained outstanding through their maturity date. The Company was not required to bifurcate the embedded redemption feature, as the economic characteristics and risks of the redemption feature were clearly and closely related to the economic characteristics and risk of the Notes in accordance with ASC 815-15.

The Notes also contain additional conversion, redemption, and payment provision features, at the option of the holder, which can be exercised upon contingent events such as the Company defaulting on the Notes, a change of control in the ownership of the Company, or other events requiring indemnification. As the contingent events are either entirely within the Company’s control or based on an event management considers the probability of occurring as extremely remote, these features which are required to be bifurcated, would likely have minimal or no value, and therefore deemed to not be material to the Condensed Consolidated Financial Statements.

The fair value of the Notes was calculated using a Binomial model and a Monte Carlo model. The PIPE Shares were valued using a Discounted Cash Flow Model. The Company will accrete the value of the discount across the expected term of the Note using the effective interest method.

The below table presents the outstanding balance of the Notes on March 31, 2023:

March 31, 2023
Beginning Balance – Par	$80,000,000
Unamortized Discount	(13,285,724)
Carrying Value	$66,714,276

The Company did not recognize interest expense for the Notes for the period ended March 31, 2023, as the Company believes the interest accrued during the time the Notes were outstanding is immaterial as of March 31, 2023.

The following assumptions were used in the Binomial and Monte Carlo valuation models to determine the estimated fair value of the Notes at the grant date, March 30, 2023 and for the period ended March 31, 2023.

	March 31, 2023	March 30, 2023
Risk-free interest rate	3.70%	3.80%
Expected volatility	40%	40%
Expected dividend yield	—%	—%

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon bond used to reduce any projected future cash flows derived from the payoff of the Notes as UHG common shares.

Expected Volatility – The Company’s expected volatility was estimated based on the average historical volatility for comparable publicly traded companies.

Expected Dividend Yield – The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company does not expect to pay cash dividends to shareholders during the term of options, therefore the expected dividend yield is determined to be zero.

Note 13 - Share-based compensation

Equity Incentive Plans

In January 2022, the Board of Directors of GSH approved and adopted the Great Southern Homes, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan is administered by a committee appointed by the Board of Directors and has reserved 3,000 common shares to be issued as equity-based awards to directors and employees of GSH. The number of awards reserved is subject to change based on certain corporate events or changes in GSH’s capital structure and the shares vest ratably over four years. The 2022 Plan defines awards to include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. Effective as of March 30, 2023, in connection with the Business Combination, the Company’s board of directors adopted the United Homes Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) at which time the 2022 Plan was terminated. The outstanding options prior to the Business Combination were cancelled in exchange of substantially equivalent options to acquire shares of Common Stock of the Company based on the conversion ratio for the UHG common shares in the Business Combination. No further grants can be made under the 2022 Plan. The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will automatically increase each January 1, beginning on January 1, 2024, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company’s board of directors. Each replacement stock option is subject to the same terms and conditions as were applicable under the 2022 Plan.

The Company concluded that the replacement stock options issued in connection with the Business Combination did not require accounting for effects of the modification under ASC 718 as it was concluded that a) the fair value of the replacement award is the same as the fair value of the original award immediately before the original award was replaced, b) there were no changes in the vesting terms, and c) the classification of awards did not change.

As of March 31, 2023, the Company had only issued incentive and non-qualified stock options.

The following table summarizes the activity relating to the Company’s stock options. The below stock option figures are presented giving effect to a retroactive application of the Business Combination which resulted in a replacement of the previous 2022 Plan stock options with the 2023 Plan, as described above, at an Exchange Ratio of approximately 373.47. In addition, the exercise price for each replacement stock option was also adjusted using the Exchange Ratio.

		Weighted-
		Average
		Per share
		Exercise
	Stock options	price
Outstanding, December 31, 2022	870,567	$2.81
Granted	—	2.81
Forfeited	(85,555)	2.81
Outstanding, March 31, 2023	785,012	$2.81
Options exercisable at March 31, 2023	197,912	$2.81

The aggregate intrinsic value of the stock options outstanding was $10,561,716 and $7,460,132 as of March 31, 2023 and December 31, 2022 respectively. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the price of the option.

The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations. Total stock compensation expense included in the Condensed Consolidated Statements of Operations for the three-months period ended March 31, 2023 and 2022 was $51,079 and $41,422, respectively. As of March 31, 2023, there was unrecognized stock compensation expense related to non-vested stock option arrangements totaling $602,264. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 2.81 years.

Prior to the Business Combination, Legacy UHG’s common stock was not publicly traded, it estimated the fair value of common stock based on the combination of the three methods: (i) the discounted cash flow method of the income approach; (ii) the guideline company method of the market approach; and (iii) the subject transaction method of the market approach.

Legacy UHG considers numerous objective and subjective factors to determine the fair value of the Company’s common stock. The factors considered include, but are not limited to: (i) the results of periodic independent third-party valuations; (ii) nature of the business and history of the enterprise from its inception; (iii) the economic outlook in general and for the specific industry; (iv) the book value of the stock and financial condition of the business; (v) earning and dividend paying capacity of the business; (vi) the market prices of stocks of corporations engaged in the same or similar lines of business having their stock actively traded in a free and open market, either on an exchange or over-the-counter.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the year ended December 31, 2022 adjusted by the Exchange Ratio, the fair value of stock options immediately before the original award was replaced and the fair value of stock options replaced on the replacement date.

Inputs	March 30, 2023	January 19, 2022
Risk-free interest rate	3.77%	1.82%
Expected volatility	40%	35%
Expected dividend yield	—%	—%
Expected life (in years)	5.10	6.25
Fair value of options	$10.41	$1.06

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon bond issued in effect at the time of the grant for the periods corresponding with the expected term of the stock option.

Expected Volatility – The expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the options.

Expected Dividend Yield – The dividend yield is based on the history and expectation of dividend payouts. The Company does not expect to pay cash dividends to shareholders during the term of options, therefore the expected dividend yield is determined to be zero.

Expected Life – The expected term represents the period the options granted are expected to be outstanding in years. As Legacy UHG does not have sufficient historical experience for determining the expected term, the expected term has been derived based on the SAB 107 simplified method for awards that qualify as plain-vanilla options.

Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The derivative liability of stock options amounts to $2,111,948 and is included within Derivative liability on the Condensed Consolidated Balance Sheet as of March 31, 2023. Unrealized loss on the derivative liability of stock options amounts to $922,263 and is included as Change in fair value of derivative liability within the Condensed Consolidated Statement of Operations for the three-months period ended March 31, 2023.

Stock warrants

In January 2022, Legacy UHG granted an option to non-employee directors to purchase 1,867,368 stock warrants for $150,000. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant, which represents an out-of-the-money strike price. The warrants can be exercised for 10 years starting from July 1, 2022. Using the Black-Scholes valuation model, the Company determined the aggregate fair value of these warrants to be approximately $1,376,800 as of the grant date. Because there is no continued service requirement for the warrant holders, the Company recorded a one-time stock compensation expense in the amount of $1,226,800 within the Selling, general and administrative expense line item in the Condensed Consolidated Statement of Operations for the year ended December 31, 2022.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock warrants granted during the year ended December 31, 2022. There were no warrants granted during the three month period ended March 31, 2023.

Inputs	December 31, 2022
Risk-free interest rate	1.78%
Expected volatility	35%
Expected dividend yield	—%
Expected life (in years)	6.40
Fair value of warrants granted	$0.7

The methodology for determining the inputs is consistent with the input methodology for stock options as described above.

In March 2022, the option holders purchased the warrants in exchange for $150,000 cash consideration. This amount was recorded directly to Additional Paid-in Capital in the Company’s Condensed Consolidated Balance Sheet.

The outstanding stock warrants prior to the Business Combination were converted into warrants to acquire a number of shares of Common Stock of the Company based on the Exchange Ratio for the UHG common shares in the Business Combination. The above stock warrants figures are presented giving effect to a retroactive application of the Business Combination which resulted in a conversion of the warrants at an Exchange Ratio of approximately 373.47:1. In addition, the exercise price for each converted stock warrant was also adjusted using the Exchange Ratio. Each converted stock warrant is subject to the same terms and conditions as were applicable prior to the conversion.

As of March 31, 2023, no warrants have been exercised.

The Earnout Shares issuable to holders of equity stock options as of the Closing Date are accounted for as equity classified stock compensation and do not have a requisite service period. During the three months ended March 31, 2023, the Company recognized a one-time stock-based compensation expense related to the Earnout of $4.4 million, which is excluded from the above stock-based compensation expense table. See Note 14 - Earnout Shares for the assumptions and inputs used in the valuation of the Earnout Shares.

Note 14 - Earnout Shares

During the five year period after the Closing (“Earnout Period”), eligible GSH Equity Holders and Employee Option Holders are entitled to receive up to 20,000,000 Earnout Shares. Additionally, and pursuant the Sponsor Support Agreement, the Sponsor surrendered 1,886,378 DHHC Class B Shares for the contingent right to receive Earnout Shares. All Earnout Shares issuable to GSH Equity Holders, Employee Option Holders and the Sponsors are subject to the same Triggering Events (defined below).

On the date when the VWAP of one share of the UHG Class A Common Shares quoted on the NASDAQ has been greater than or equal to $12.50, $15.00, $17.50 (“Triggering Event I,” “Triggering Event II,” and “Triggering Event III,” respectively, and together the “Triggering Events”) for any twenty trading days within any thirty consecutive trading day period within the Earnout Period, the eligible GSH Equity Holders, Employee Option Holders, and the Sponsors will receive Earnout Shares distributed on a pro-rata basis. For Triggering Event I and Triggering Event II, 37.5% of Earnout Shares will be released and following the achievement of Triggering Event III, 25.0% of Earnout Shares will be released.

As discussed in Note 3 - Summary of significant accounting policies, there are two units of account within the Earnout Shares depending on the Earnout Holder. If the Earnout Holder is either a GSH Equity Holder or Sponsor, the instrument will be accounted for as a derivative liability. If the Earnout Holder is an Employee Option Holder, the instrument will be accounted for as an equity classified award. The following table summarizes the number of Earnout Shares allocated to each unit of account as of March 31, 2023:

	Triggering Event I	Triggering Event II	Triggering Event III
Derivative liability	8,059,386	8,059,386	5,372,923
Stock compensation	148,006	148,006	98,671
Total Earnout Shares	8,207,392	8,207,392	5,471,594

As of March 30, 2023, the fair value of the Earnout Shares was $12.10 per share issuable upon Triggering Event I, $11.16 per share issuable upon Triggering Event II and $10.19 per share issuable upon Triggering Event III.

As of March 31, 2023, the fair value of the Earnout Shares was $20.81 per share issuable upon Triggering Event I, $20.77 per share issuable upon Triggering Event II and $20.57 per share issuable upon Triggering Event III.

The preliminary estimated fair value of the Earnout Shares was determined as of March 30, 2023 (the “Grant Date”) and the period end date of March 31, 2023, using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

Inputs	March 31, 2023	March 30, 2023
Current stock price	$20.80	$12.68
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	5.0	5.0
Earnout period (in years)	4.75	4.75
Risk-free interest rate	3.69%	3.75%
Expected volatility	40%	40%
Expected dividend yield	—%	—%

The change in the fair value of the Earnout Shares between March 30, 2023 and March 31, 2023 was primarily attributable to the increase in the current stock price of the Company from $12.68 as of March 30, 2023 to $20.80 as of March 31, 2023.

As none of the earnout Triggering Events have occurred as of March 31, 2023, no shares have been distributed.

Note 15 - Warrant liability

Immediately prior to the Closing Date, 2,966,669 of the 5,933,333 Private Placement Warrants were forfeited. The remaining 2,966,664 Private Placement Warrants were recognized as a liability on March 30, 2023 at a fair value of $0.30 per warrant for a total of $0.9 million. The Warrants were remeasured to a fair value of $0.32 per share for a total of $1.0 million as of March 31, 2023. The Company recorded a loss of $0.1 million for the period ended March 31, 2023, which is included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

Inputs	March 31, 2023	March 30, 2023
Current stock price	$20.80	$12.68
Exercise price	$11.50	$11.50
Expected life (in years)	5.0	5.0
Risk-free interest rate	3.69%	3.75%
Expected volatility	40%	40%
Expected dividend yield	—%	—%

The Public Warrants were initially recognized as a liability on March 30, 2023 at a fair value of $0.30 per warrant for a total of $2.6 million. The Warrants were remeasured to a fair value of $0.28 per share for a total of $2.4 million as of March 31, 2023. The Company recorded a loss of $0.2 million for the period ended March 31, 2023, which is included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

Note 16 - Income taxes

For the three months ended March 31, 2023, the Company recognized income tax benefit of $2,021,265, from which $821,811 is in connection with continuing operations for the post transaction two-day period ended March 31, 2023.  At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company’s estimated annual effective tax rate for the three months ended March 31, 2023 is 25.3%. This differs from the federal statutory rate of 21% primarily due to state income tax expense and non-deductible expenses. The company has determined that changes in fair value of derivative liabilities, as well as offsetting tax adjustments, will be treated as discrete items in the period incurred.

Great Southern Homes, Inc., a consolidated subsidiary of the Company, had a change in tax status from an S Corporation to a C Corporation during the current period. In connection with its change in status to a taxable entity, it recorded an income tax benefit of $1,199,454 in order to establish various deferred tax assets, primarily attributable to timing differences in revenue recognition. This benefit is treated as a discrete item. Only income recognized during the period in which Great Southern Homes, Inc. was a taxable entity is included in the calculation of the consolidated estimated annual effective tax rate for the three months ended March 31, 2023.

Note 17 - Employee benefit plan

Effective January 1, 2021, GSH sponsored an elective safe harbor 401(k) contribution plan covering substantially all employees who have completed three consecutive months of service. The plan provides that GSH will match up to the first 3% of the participant’s base salary rate at 100% and 50% of the next 2% for a maximum contribution of 4%. In addition, participants become 100% vested with respect to employer contributions after completing six years of service starting in 2021. Administrative costs for the plan were paid by GSH.

Total contributions paid to the plans for Legacy UHG’s employees for the three months ended March 31, 2023 and 2022 were approximately $80,077, and $37,652 respectively. These amounts are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

Note 18 - Net (Loss) Earnings Per Share

The Company computes basic net (loss) earnings per share using net (loss) income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.

The weighted average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. The equity structure of the Company for the three months ended March 31, 2023 reflects the equity structure of DHHC, including the equity interests issued by DHHC to effect the business combination.

The following table sets forth the computation of the Company’s basic and diluted net (loss) profit per share:

	March 31, 2023	March 31, 2022
Numerator
Net (loss) income	$(204,504,328)	$17,017,928
Denominator
Weighted-average number of common shares outstanding - basic	37,575,074	37,347,350
Effect of dilutive securities	—	—
Weighted-average number of common shares outstanding - diluted	37,575,074	37,347,350
Net (loss) earnings per common share:
Basic	$(5.44)	$0.46
Diluted	$(5.44)	$0.46

The following table summarizes potentially dilutive outstanding securities for the three months ended March 31, 2023 and 2022 that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive.

	March 31, 2023	March 31, 2022
Stock warrants	1,867,368	1,867,368
Private placement warrants	2,966,664	—
Public warrants	8,625,000	—
Stock options	899,295	944,262
Convertible notes	8,000,000	—
Total anti-dilutive features	22,358,327	2,811,630

The Company’s 21,886,378 Earnout Shares are excluded from the anti-dilutive table above as of March 31, 2023, as the underlying shares remain contingently issuable as the Earnout Triggering Events have not been satisfied.

Note 19 - Subsequent events

Management has performed an evaluation of subsequent events after the Balance Sheet date of March 31, 2023 through the date the Condensed Consolidated Financial Statements were available to be issued. On April 28, 2023, a warrant holder of the stock warrants described in Note 13 - Share-based compensation exercised their warrants. The Company issued 748,020 UHG Class A Common Shares through a cashless exercise of the warrants in accordance with the conversion terms of the underlying agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

References to the “Company,” “UHG,” “our,” “us” or “we” refer to United Homes Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

UHG designs, builds and sells homes principally in South Carolina, with a smaller presence in Georgia. The geographical markets in which UHG presently operates its homebuilding business are currently high- growth markets, with substantial in-migrations and employment growth. UHG’s business historically consisted of both homebuilding operations and land development operations. Recently, UHG separated its land development operations and homebuilding operations across separate entities in an effort to adopt best practices in the homebuilding industry associated with ownership and control of land and lots and production efficiency. Following the separation of the land development business, which is now primarily conducted by affiliated land development companies (collectively, the “Land Development Affiliates”) that are outside of the corporate structure of UHG, it employs an asset-light lot operating strategy, with a focus on the design, construction and sale of entry-level, first move up and second move up single-family houses. UHG principally builds detached single-family houses, and, to a lesser extent, attached single-family houses, including duplex houses and town houses.

UHG expects to continue to enjoy a close relationship with the Land Development Affiliates, allowing it to potentially benefit from the pipeline of approximately 6,249 lots that are owned or controlled by the Land Development Affiliates, as of May 12, 2023, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third parties.

Since its founding in 2004, UHG has delivered approximately 11,000 homes and currently builds in approximately 52 active subdivisions at prices that generally range from $200,000 to $450,000. For the three months ended March 31, 2023 and 2022, UHG had 389 and 474 net new orders, 87 and 384 permits and generated approximately $94.8 million and $108.4 million in revenue on 328 and 414 closings, respectively.

UHG’s plan to grow its business is multifaceted: it plans to grow organically, through external acquisitions, and through expansion of business verticals via its mortgage joint venture, Homeowners Mortgage, LLC (the “Joint Venture”) and build-to-rent (“BTR”) platform, pursuant to which UHG will work together with institutional investors for development of BTR communities. Organically, community count is expected to increase in 2023, and UHG expects average community size to increase, based on new communities currently under development. UHG also expects to engage in opportunistic acquisitions of complementary private homebuilders within existing and targeted new markets, and to grow its institutional BTR platform.

Additionally, UHG expects that continued operation of the Joint Venture, which began generating revenue in July 2022, will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates.

UHG revenues decreased from approximately $108.4 million for the three months ended March 31, 2022 to $94.8 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, UHG generated gross profit of 17.7%, adjusted gross profit of 20.2%, net loss of approximately $(204.5) million, and adjusted EBITDA margin of 9.0%, representing a decrease of 7.5%, 5.8%, $221.5 million, and 8.9%, respectively, from the three months ended March 31, 2022.

Adjusted gross profit, EBITDA, adjusted EBITDA, and EBITDA Margin are not financial measures under GAAP. See “UHG’s Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure, including an explanation of the pro forma amounts.

Over the last year the homebuilding industry has faced headwinds due to macro-economic factors, such as rising inflation and the Federal Reserve’s response of raising interest rates beginning in March 2022 and continuing through the most recent meeting in May 2023. As a result, new home demand has been negatively impacted by affordability concerns from higher mortgage rates. In response to softer demand for new homes, UHG introduced sales incentives in the second half of 2022, mostly in the form of mortgage rate buy downs or closing costs.

Although UHG continues to deal with pricing fluctuations related to building materials, labor and lot costs, UHG has experienced a significant decline in lumber prices from the peak prices in 2022 which should have a meaningful positive impact on margins for new homes constructed. UHG does have remaining inventory with various levels of framing costs, which will be reflected in the margins for these homes. There has also been overall improvement in the supply chain, which, coupled with UHG’s standardization of certain features of its homes, has improved construction cycle times.  While UHG cannot predict the extent to which the aforementioned factors will impact its performance, it believes that its asset-light business model positions them well to effectively navigate market volatility.

Business Combination

On March 30, 2023 (the “Closing Date”), UHG consummated the previously announced business combination (the “Business Combination”) contemplated by the Business Combination Agreement, dated as of September 10, 2022 (the “Business Combination Agreement”), by and among DiamondHead Holdings Corp., a Delaware corporation (“DHHC” and, after the consummation of the Business Combination, United Homes Group, Inc. (“UHG” or the “Company”)), Hestia Merger Sub, Inc., a South Carolina corporation and wholly owned subsidiary of DHHC (“Merger Sub”), and Great Southern Homes, Inc., a South Carolina corporation (“GSH”). Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into GSH, with GSH surviving the merger as a wholly owned subsidiary of the Company. In connection with the consummation of the Business Combination on the Closing Date, DHHC changed its name from DHHC to United Homes Group, Inc.

For accounting treatment of the Business Combination, see Note 2 - Merger and Reverse Recapitalization in the notes to the UHG Condensed Consolidated Financial Statements. Unless otherwise indicated or the context otherwise requires, references in this quarterly report on Form 10-Q to “Legacy UHG” refer to the homebuilding operations of GSH prior to the consummation of the Business Combination.

The accompanying results of operations for the three months ended March 31, 2022 (“Legacy UHG financial statements”) have been prepared from Legacy UHG’s historical financial records and reflect the historical financial position. Results of operations of Legacy UHG for the periods presented are on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Legacy UHG financial statements present historical information and results attributable to the homebuilding operations of GSH. The Legacy UHG financial statements exclude GSH’s operations related to land development operations as Legacy UHG historically did not operate as a standalone company. The carve-out methodology was used since Legacy UHG’s inception until the Closing date.  Refer to Note 1 – Nature of operations and basis of presentation and Note 2 – Merger and Reverse Recapitalization in the notes to the UHG Condensed Consolidated Financial Statements included elsewhere in this quarterly report for more information on the Business Combination and Basis of Presentation.

Components of UHG’s Operating Results

Below are general definitions of the Statements of Operations line items set forth in UHG’s period over period changes in results of operations.

Revenues

Revenues include the proceeds from the closing of homes sold to UHG’s customers. Revenues from home sales are recorded at the time each home sale is closed and closing conditions are met. Performance obligations are generally satisfied at a point in time when the control of the home is transferred to the customer. Control is considered to be transferred to the customer at the time of closing when the title and possession of the home are received by the homebuyer. In some contracts, the customer controls the underlying land upon which the home is constructed. For these specific contracts, the performance obligation is satisfied over time. Revenue for these contracts is recognized using the input method based on costs incurred as compared to total estimated project costs. Proceeds from home sales are generally received within a few days after closing. Home sales are reported net of sales discounts. The pace of net new orders, average home sales price, and the amount of upgrades or options selected impact UHG’s recorded revenues in a given period.

Cost of Sales

Cost of sales includes the lot cost and carrying costs associated with each lot, construction costs of each home, capitalized interest expensed, building permits, warranty costs (both incurred and estimated to be incurred) and sales incentives in the form of mortgage rate buydowns and closings costs. In addition, Cost of sales includes payroll, including bonuses for our field based personnel.  Allocated costs, including interest, and property taxes, incurred during the home construction are capitalized and expensed to Cost of sales when the home is closed, and revenue is recognized. Indirect costs such as maintenance of communities, signage and supervision are expensed as incurred. UHG expects that developed land will be acquired from the Land Development Affiliates of Legacy UHG and third parties at fair market value, which, when compared to Legacy UHG’s historical acquisition of developed land from non-third parties at cost, is likely to increase UHG’s cost of sales.

Selling, General and Administrative Expense

Selling expense includes sales commissions for closed homes and marketing expenses incurred to maintain model homes. UHG recognizes these costs in the period they are incurred. General and administrative expense consists of corporate personnel and marketing overhead expenses such as payroll, insurance, IT, office expenses, advertising, outside professional services, travel expenses and other public company costs such as Board of Director fees, D&O insurance, listing fees and filing expenses. UHG recognizes these costs in the period they are incurred. General and administrative expense further includes operating lease expense, variable lease costs including maintenance charges, taxes, business insurance, and other similar costs, rent expense related to short-term leases, stock compensation expense associated with the equity classified earnout shares issued in connection with the Business Combination, stock compensation expense associated with the 2023 Plan and transaction expenses.

Prior to the Business Combination, a portion of the selling, general and administrative (“SG&A”) expenses were allocated to Legacy UHG based on direct usage, when identifiable or, when not directly identifiable, on the basis of proportional cost of sales or employee headcount, as applicable. Post Business Combination, the allocation of a portion of SG&A is no longer applicable.

Other Income, Net

Other income, net includes amortization of deferred loan costs associated with UHG’s revolving lines of credit, loss upon sale of retirement of depreciable assets, dividend income and miscellaneous vendor and credit card rebates.

Equity in Net Earnings from Investment in Joint Venture

On February 4, 2022, Legacy UHG entered into a joint venture agreement with an unrelated third party to acquire a 49% equity stake in Homeowners Mortgage, LLC, and made an initial capital contribution of $49,000 at the formation of the joint venture.  Equity in net earnings from investment in joint venture for the period from the commencement of operations through March 31, 2023 was $0.2 million, increasing the investment in joint venture as of March 31, 2023 to $0.4 million.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities includes certain stock options (as discussed in Note 13 - Share-based compensation in the notes to the UHG Condensed Consolidated Financial Statements) issued under the 2023 Plan, warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”, as discussed in Note 15 - Warrant liability in the notes the UHG Condensed Consolidated Financial Statements), warrants issued in a private placement by DHHC (the “Private Placement Warrants”, as discussed in  Note 15 - Warrant liability in the notes the UHG Condensed Consolidated Financial Statements) and certain Earnout Shares issued in connection with the Business Combination (as discussed in Note 14 - Earnout Shares in the notes to the UHG Condensed Consolidated Financial Statements). These instruments are recognized as a derivative liability in accordance with ASC 815, and marked to market at the end of each reporting period. The increase in fair value of the derivative liability classified instruments is included in change in fair value of derivative liabilities on UHG’s Condensed Consolidated Statements of Operations.

(Loss) Income Before Taxes

(Loss) income before taxes is revenues less cost of sales, selling, general and administrative expense, other income, net, equity in net earnings from investment in joint venture, and change in fair value of derivative liabilities.

Income Tax Benefit

Income tax benefit is accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than not” that some portion or all of the deferred tax assets will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated.

Net (Loss) Income

Net (loss) income is income before taxes adjusted for income tax benefit.

Net New Orders

Net new orders is a key performance metric for the homebuilding industry and is an indicator of future revenues and cost of sales. Net new orders for a period is gross sales less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and UHG approves such contract.

Cancellation Rate

UHG records a cancellation when a customer provides notification that they do not wish to purchase a home. Increasing cancellations are a negative indicator of future performance and can be an indicator of decreased revenues, cost of sales and net (loss) income. Cancellations can occur due to customer credit issues or changes to the customer’s desires. The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period.

Backlog

Backlog represents homes sold but not yet closed with customers. Backlog is affected by customer cancellations that may be beyond UHG’s control, such as customers unable to obtain financing or unable to sell their existing home.

Gross Profit

Gross profit is revenue less cost of sales for the reported period.

Adjusted Gross Profit

Adjusted gross profit is gross profit less capitalized interest expensed in cost of sales.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table presents summary results of operations for the periods indicated:

	Three Months Ended March 31,		Amount
	2023	2022	Change	% Change
Statements of Operations
Revenue, net of sales discounts	$94,826,702	$108,436,860	$(13,610,158)	(12.5)%
Cost of sales	78,048,929	81,164,960	(3,116,031)	(3.9)%
Selling, general and administrative expense	16,687,401	10,425,050	6,262,351	60.6%
Other income, net	202,715	171,078	31,637	18.5%
Equity in net earnings from investment in joint venture	245,808	—	245,808	NM
Change in fair value of derivative liabilities	(207,064,488)	—	(207,064,488)	NM
(Loss) income before taxes	$(206,525,593)	$17,017,928	$(223,543,521)	(1,314.7)%
Income tax benefit	2,021,265	—	2,021,265	NM
Net (loss) income	$(204,504,328)	$17,017,928	$(221,522,256)	(1,302.9)%
Other Financial and Operating Data:
Active communities at end of period(a)	52	57	(5)	(8.8)%
Home closings	328	414	(86)	(20.8)%
Average sales price of homes closed(b)	$314,250	$272,005	$42,245	15.5%
Net new orders (units)	389	474	(85)	(17.9)%
Cancellation rate	13.4%	14.4%	(1.0)%	(6.9)%
Backlog	320	739	(419)	(56.7)%
Gross profit	$16,777,773	$27,271,900	$(10,494,127)	(38.5)%
Gross profit %(c)	17.7%	25.2%	(7.5)%	(29.8)%
Adjusted gross profit(d)	$19,164,605	$28,229,800	$(9,065,195)	(31.9)%
Adjusted gross profit %(c)	20.2%	26.0%	(5.8)%	(22.3)%
EBITDA(d)	$(204,010,458)	$18,101,181	$(222,111,639)	(1,227.1)%
EBITDA margin %(c)	NM	16.7%	NM	NM
Adjusted EBITDA(d)	$8,517,210	$19,369,403	$(10,852,193)	(56.0)%
Adjusted EBITDA margin %(c)	9.0%	17.9%	(8.9)%	(49.7)%

NM - Not Meaningful

(a) UHG had 9 communities in closeout for the three months ended March 31, 2023 and 5 communities in closeout for the three months ended March 31, 2022. These communities are not included in the count of “Active communities at end of period.”

(b) Average sales price of homes closed is calculated based on homebuilding revenues, excluding the impact of percentage of completion revenues.

(c) Calculated as a percentage of revenue

(d) Adjusted gross profit, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of adjusted gross profit, EBITDA and adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “ UHG’s Management’s Discussion and Analysis of Financial Condition and Result of Operations—Non-GAAP Financial Measures.”

Revenues: Revenues for the three months ended March 31, 2023 were $94.8 million, a decrease of $13.6 million, or 12.5%, from $108.4 million for the three months ended March 31, 2022. The decrease in revenues was primarily attributable to the decrease in production-built homes.  The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the three months ended March 31, 2023 was $314,250, an increase of $42,245, or 15.5%, from the average sales price of production-built homes closed of $272,005 for the three months ended March 31, 2022.  Lost revenue of $24.5 million due to the decrease in number of production-built homes sold is offset by $12.4 million generated from the increase in overall sales prices.  The decrease in revenues was also attributable to a decrease in revenue recognized over time from land owned by customers of $1.5 million.

Cost of Sales and Gross Profit: Cost of sales for the three months ended March 31, 2023 was $78.0 million, a decrease of $3.2 million, or 3.9%, from $81.2 million for the three months ended March 31, 2022. The decrease in cost of sales was primarily attributable to the decrease in number of homes sold. UHG closed 328 homes during the three months ended March 31, 2023, a decrease of 86 home closings, or 20.8%, as compared to 414 homes closed during the three months ended March 31, 2022. This was partially offset by an increase in the average cost to complete a home due to higher direct costs, including lumber prices, and incentives, primarily in the form of mortgage rate buydowns and closing costs.

Gross profit for the three months ended March 31, 2023 was $16.8 million, a decrease of $10.5 million, or 38.5%, from $27.3 million for the three months ended March 31, 2022, due to the decline in the number of home closings and increased cost per home as described above.  Gross profit as a percentage of revenue for the three months ended March 31, 2023 was 17.7%, a decrease of 7.5%, as compared 25.2% for the three months ended March 31, 2022.

Adjusted Gross Profit: Adjusted gross profit for the three months ended March 31, 2023 was $19.2 million, a decrease of $9.0 million, or 31.9%, as compared to $28.2 million for the three months ended March 31, 2022. Adjusted gross profit as a percentage of revenue for the three months ended March 31, 2023 was 20.2%, a decrease of 5.8%, as compared to 26.0% for the three months ended March 31, 2022. The adjusted gross profit as a percentage of revenue decrease was attributable to a $10.5 million decrease in gross profit for the three months ended March 31, 2023 as compared to March 31, 2022.  This decrease was partially offset when excluding interest expense included in cost of sales, which increased by $1.4 million due to higher interest rates period over period. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “UHG’s Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures.”

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended March 31, 2023 was $16.7 million, an increase of $6.3 million, or 60.6%, from $10.4 million for the three months ended March 31, 2022. The increase in selling, general and administrative expense was primarily attributable to an increase of $4.4 million related to stock compensation expense associated with the equity classified earnout shares issued in connection with the Business Combination for the three months ended March 31, 2023. Additionally, consulting expenses increased by $1.0 million due to an increase in financial reporting, accounting and legal related costs in connection with the Business Combination. Insurance expense increases of $0.3 million, rent expense increases of $0.1 million and bad debt expense increases of $0.1 million were also attributable to the increase in selling, general and administrative expense for the three months ended March 31, 2022.

Other Income, Net: Total other income, net for the three months ended March 31, 2023 was $0.2 million, and there was no change as compared to $0.2 million for the three months ended March 31, 2022.

Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the three months ended March 31, 2023 was $0.2 million compared to zero for the three months ended March 31, 2022, due to the joint venture not being formed until mid-2022. The increase in equity in net earnings from investment in joint venture increased the investment in joint venture as of March 31, 2023 to $0.4 million. There were no impairment losses related to the Company’s investment in the joint venture recognized during the three months ended March 31, 2023.

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the three months ended March 31, 2023 was $207.1 million as compared to zero for the three months ended March 31, 2022. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Statements of Operations. The loss incurred related to the derivative liabilities was primarily attributable to a change in fair value of $203.4 million related to the Earnout Shares, $1.5 million related to the Public Warrants, and $1.2 million related to the Private Placement Warrants issued in connection with the Business Combination.

Income Tax Benefit: Income tax benefit for the three months ended March 31, 2023 was $2.0 million, an increase of $2.0 million as compared to zero for the three months ended March 31, 2022. The income tax benefit was due to a $0.8 million increase in connection with continuing operations for the post transaction two day period ended March 31, 2023. Additionally, Great Southern Homes, Inc, a consolidated subsidiary of the Company, recorded an income tax benefit of $1.2 million, which is included in the total income tax benefit for the three months ended March 31, 2023, due to its change in tax status to a taxable corporation.

Net (Loss) Income: Net (loss) income for the three months ended March 31, 2023 was $(204.5) million, a decrease of $221.5 million, or 1,302.9%, from $17.0 million for the three months ended March 31, 2022. The decrease in net income was primarily attributable to the decrease in income before taxes of $223.5 million, or 1,314.7%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, partially offset by an increase in income tax benefit of $2.0 million, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Non-GAAP Financial Measures

Adjusted Gross Profit

Adjusted gross profit is a non-GAAP financial measure used by management of UHG as a supplemental measure in evaluating operating performance. UHG defines adjusted gross profit as gross profit excluding the effects of capitalized interest expensed in cost of sales. UHG’s management believes this information is meaningful because it separates the impact that capitalized interest expensed in cost of sales has on gross profit to provide a more specific measurement of UHG’s gross profits. However, because adjusted gross profit information excludes capitalized interest expensed in cost of sales, which has real economic effects and could impact UHG’s results of operations, the utility of adjusted gross profit information as a measure of UHG’s operating performance may be limited. Other companies may not calculate adjusted gross profit information in the same manner that UHG does. Accordingly, adjusted gross profit information should be considered only as a supplement to gross profit information as a measure of UHG’s performance.

The following table presents a reconciliation of adjusted gross profit to the GAAP financial measure of gross profit for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022
Revenue, net of sales discounts	$94,826,702	$108,436,860
Cost of sales	78,048,929	81,164,960
Gross profit	$16,777,773	$27,271,900
Interest expense in cost of sales	2,386,832	957,900
Adjusted gross profit	$19,164,605	$28,229,800
Gross profit %(a)	17.7%	25.2%
Adjusted gross profit %(a)	20.2%	26.0%

(a) Calculated as a percentage of revenue

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of UHG. UHG defines EBITDA as net (loss) income before (i) capitalized interest expensed in cost of sales, (ii) depreciation and amortization, and (iii) taxes. UHG defines adjusted EBITDA as EBITDA before stock-based compensation expense, transaction cost expense and change in fair value of derivative liabilities. Management of UHG believes EBITDA and adjusted EBITDA are useful because they provide a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net (loss) income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies. UHG presents EBITDA and adjusted EBITDA because they believe these metrics provide useful information regarding the factors and trends affecting UHG’s business.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net (loss) income for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(204,504,328)	$17,017,928
Interest expense in cost of sales	2,386,832	957,900
Depreciation and amortization	214,930	172,611
Taxes	(2,107,892)	(47,258)
EBITDA	$(204,010,458)	$18,101,181
Stock-based compensation expense	4,499,156	1,268,222
Transaction cost expense	964,024	—
Change in fair value of derivative liabilities	207,064,488	—
Adjusted EBITDA	$8,517,210	$19,369,403
EBITDA margin(a)	NM	16.7%
Adjusted EBITDA margin(a)	9.0%	17.9%

NM - Not Meaningful

(a) Calculated as a percentage of revenue

Liquidity and Capital Resources

Overview

UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as its available revolving lines of credit, as further described below. As of March 31, 2023, UHG had approximately $110.9 million in cash and cash equivalents, an increase of $98.7 million, from $12.2 million as of December 31, 2022.  As of the Closing Date, UHG received net proceeds from the business combination and the PIPE investments (“PIPE Investments”) of approximately $94.4 million. As of March 31, 2023 and December 31, 2022, UHG had approximately $40.8 million, and $32.0 million in unused committed capacity under its revolving lines of credit, respectively. See “Wells Fargo Syndication” below for information on the modification to the Wells Fargo Syndication subsequent to March 30, 2023.

UHG intends to use the proceeds received from the Business Combination and the PIPE Investments primarily for purchases of developed lots, costs associated with homes under construction and finished homes, and regular operating expenses. UHG believes that its current cash holdings, including proceeds from the Business Combination and PIPE Investments, cash generated from operations, as well as cash available under its revolving lines of credit, will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations and meet current commitments under its contractual obligations.

Cash flows generated by UHG’s projects can differ materially in timing from its results of operations, as these depend upon the stage in the life cycle of each project. UHG generally relies upon its revolving lines of credit to fund building costs, and timing of draws is such that UHG may from time to time be in receipt of funds from the line of credit in advance of such funds being utilized. UHG is generally required to make significant cash outlays at the beginning of a project related to lot purchases, permitting, and construction of homes, as well as ongoing property taxes. These costs are capitalized within UHG’s real estate inventory and are not recognized in its operating income until a home sale closes. As a result, UHG incurs significant cash outflows prior to the recognition of associated earnings. In later stages of projects, cash inflows could exceed UHG’s results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.

The cost of home construction fluctuates with market conditions and costs related to building materials and labor. The residential construction industry experiences labor and material shortages from time to time, including shortages in qualified subcontractors, tradespeople and supplies of insulation, drywall, cement, steel, and lumber. These labor and material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or as a result of broader economic disruptions. Increases in lumber commodity prices may result in the renewal of UHG’s lumber contracts at more expensive rates, which may significantly impact UHG’s cost to construct homes and UHG’s business. While UHG has recently seen a steep decline in the price of lumber and more moderate reductions in other building materials, future increases in the cost of building materials and labor could have a negative impact on UHG’s margins on homes sold.

Supply-chain disruptions may also result in increased costs to obtain building supplies, delayed delivery of developed lots, and incurrence of additional carrying costs on homes under construction, among other things. Labor and material shortages and price increases for labor and materials could cause delays in home construction and increase UHG’s costs of home construction, which in turn could have a material adverse effect on UHG’s cost of sales and operations.

Finished Lot Deposits

The Company does not engage in the land development business. The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of at least 10% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price. Such contracts enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings. As of March 31, 2023 and December 31, 2022, the Company’s lot deposits related to finished lot purchase contracts were $8.1 million and $3.8 million, respectively.

Prior to the Business Combination, when Legacy UHG was acquiring lots through Land Development Affiliates, it did not have to pay deposits as the land development operations were owned by the shareholders of GSH. Post Business Combination, the Company continues to purchase lots from the former Land Development Affiliates of Legacy UHG, however, as the Company is no longer owned by the shareholders of GSH, the Company must pay lot purchase agreement deposits to acquire lots. As such, as of March 31, 2023 all interests in lot purchase agreements, including with related parties, is recorded within Lot purchase agreement deposits on the Balance Sheet to the UHG Condensed Consolidated Financial Statements.

Homebuilding Debt

Prior to the Business Combination, Legacy UHG, jointly with its Other Affiliates (see Note 1 — Nature of operations and basis of presentation to the UHG Condensed Consolidated Financial Statements for definitions of these terms) considered to be under common control, entered into debt arrangements with financial institutions. These debt arrangements are in the form of revolving lines of credit and are generally secured by land (developed lots and undeveloped land) and homes (under construction and finished).  Legacy UHG and certain related Other Affiliates were collectively referred to as the Nieri Group. The Nieri Group entities were jointly and severally liable for the outstanding balances under the revolving lines of credit, however; the Legacy UHG has been deemed the primary obligor of such debt, as it is the sole cash generating entity and responsible for repayment of the debt. As such, the Legacy UHG records the outstanding advances under the financial institution debt and other debt as of December 31, 2022.

A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG. These line of credit balances are reflected in the table below as Other Affiliates’ debt. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.

The advances from the revolving construction lines, reflected as Homebuilding debt, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest accrued on the loans is added to the balance of the loans outstanding and is paid concurrently with the principal repayments made upon the occurrence of individual home sales. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of March 31, 2023 and December 31, 2022.

The following table and descriptions provide a summary of Company’s material debt under the revolving lines of credit for the periods indicated:

	March 31, 2023
		Homebuilding
	Weighted average	Debt - Wells Fargo
	interest rate	Syndication
Wells Fargo Bank	7.63%	$39,982,270
Regions Bank	7.63%	25,499,203
Texas Capital Bank	7.63%	18,211,439
Truist Bank	7.63%	18,195,498
First National Bank	7.63%	7,284,576
Total debt on contracts		$109,172,986

	As of December 31, 2022
		Homebuilding
	Weighted average	Debt - Wells Fargo
	interest rate	Syndication	Other Affiliates(1)	Total
Wells Fargo Bank	4.98%	$34,995,080	$8,203,772	$43,198,852
Regions Bank	4.98%	27,550,618	—	27,550,618
Texas Capital Bank	4.98%	19,676,552	—	19,676,552
Truist Bank	4.98%	19,659,329	—	19,659,329
First National Bank	4.98%	7,870,621	—	7,870,621
Anderson Brothers	4.74%	—	2,841,034	2,841,034
Total debt on contracts		$109,752,200	$11,044,806	$120,797,006

(1) Outstanding balances relate to bank financing for land acquisition and development activities of Other Affiliates for which the Company is the co-obligor or has an indirect guarantee of the indebtedness of the Other Affiliates. In addition, the $8,203,772 of Other Affiliates debt with Wells Fargo Bank as of December 31, 2022, is part of the Wells Fargo Syndication.

Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line is a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that can be exercised upon approval from Wells Fargo. The Syndicated Line also includes a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation). As a result of the amended and restated agreement, Great Southern Homes, Inc. a consolidated subsidiary of the Company, is now the sole borrower of the Syndicated Line. No significant terms were changed other than described below.

The remaining availability on the Syndicated Line was $40.8 million and $32.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndication Agreement contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (x) $65 million and (y) 25% of positive after-tax income until the Amendment Date (which amount is subject to increase over time based on earnings) and no less than $70 million from the Amendment Date, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.75 to 1.00 for any fiscal quarter until the Amendment Date and 2.50 to 1.00 for any fiscal quarter after the Amendment Date, (c) a minimum debt service coverage ratio to be less than 2.50 to 1.00 for any fiscal quarter, and (d) a minimum liquidity amount of not less than $15,000,000 at all times and unrestricted cash of not less than $7,500,000 at all times. The Company was in compliance with all debt covenants as of March 31, 2023. Legacy UHG was in compliance with all debt covenants as of December 31, 2022.

The interest rates on the borrowings under the Syndicated Line vary based on the leverage ratio. In connection with the amended and restated Syndicated Line, the benchmark interest rate was converted from LIBOR to Secured Overnight Financing Rate (“SOFR”), with no changes in the applicable rate margins. The interest rate is based on the greater of either LIBOR prior to Amendment Date or SOFR post Amendment Date plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.

Other Affiliates debt

On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obliger from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination that closed on March 30, 2023 as discussed in Note 1. As a result there is no remaining debt balance associated with Other Affiliates as of March 31, 2023.

Leases

The Company leases office spaces in South Carolina under operating lease agreements with related parties, which have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of March 31, 2023, the future minimum lease payments required under these leases totaled $0.8 million, with $0.4 million payable within 12 months. Further information regarding Company’s leases is provided in Note 11 — Commitments and contingencies to the UHG Condensed Consolidated Financial Statements.

Cash Flows

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table summarizes UHG’s cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$23,051,836	$10,507,683
Net cash provided by (used in) in investing activities	6,871	(68,295)
Net cash provided by (used in) in financing activities	75,613,874	(25,468,277)

Operating Activities

Net cash flows provided by operating activities during the three months ended March 31, 2023 was $23.1 million, as compared to cash flows provided of $10.5 million for the three months ended March 31, 2022.  The difference in cash flows period over period is $12.6 million.  This change is partially attributable to changes in net (loss) income adjusted for non-cash transactions provided of $7.3 million for the three months ended March 31, 2023, as compared to cash flows provided of $18.6 million for the three months ended March 31, 2022.  Additionally, this change is attributable to cash provided by a lower investment in inventory of $30.1 million, partially offset by a decrease in accounts payable of $11.4 million and an increase in deferred tax asset of $2.0 million during the three months ended March 31, 2023.  For the three months ended March 31, 2022, cash used to increase investments in inventory was $8.4 million, partially offset by a decrease other accrued expenses and liabilities of $1.1 million and an increase in accounts payable of $2.2 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was attributable to proceeds of from the sale of property and equipment of $0.1 million offset by the purchase of additional property and equipment of $0.1 million.

Net cash used in investing activities for the three months ended March 31, 2022 of $0.1 million was attributable to Legacy UHG’s capital contribution in a joint venture and purchase of additional property and equipment.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2023 was $75.6 million compared to net cash used in financing activities of $25.5 million for the three months ended March 31, 2022. The difference in cash flows period over period is $101.1 million. The increase in financing activities was primarily attributable to cash received of $94.4 million as a result of the merger, PIPE, and recapitalization transactions, proceeds from homebuilding debt of $40.0 million, partially offset by repayment of homebuilding debt of $40.6 million and distributions and net transfers to shareholders and other affiliates of $16.9 million during the three months ended March 31, 2023.  In contrast, during the three months ended March 31, 2022, cash flows used in financing activities included $22.2 million for repayment of homebuilding debt, $6.9 million of cash flows were used in distributions and net transfers to shareholders and other affiliates, and $18.5 million of cash flows was used for amounts to shareholders and other affiliates, partially offset by $20.0 million of proceeds from homebuilding debt.

Critical Accounting Policies and Estimates

There have been no material changes from our critical accounting policies and estimates previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form S-1 registration statement filed with the SEC on April 28, 2023, aside from those included below.

Earnout

The contingent earnout shares were recognized at fair value on the Closing Date and are subsequently remeasured at each reporting date with changes in fair value recorded in the Condensed Consolidated Statements of Operations.

Earnout Shares issuable to Employee Option Holders at the Closing Date are considered a separate unit of account, and the value of these shares was recognized as a one-time stock compensation expense for the grant date fair value using the Monte Carlo simulation valuation model.

Refer to Note 13 - Share-based compensation and Note 14 - Earnout Shares in the notes to the UHG Condensed Consolidated Financial Statements for additional information, including definitions.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.   Refer to Components of UHG’s Operations above for additional information related to those instruments that the Company accounts for as a derivative liability.

PIPE Investment

The Company accounts for the convertible note at amortized cost and amortizes the debt discount to interest expense using the effective interest method over the expected term of the Notes. Refer to Note 3 – Summary of significant accounting policies and Note 12 - Convertible Note to the UHG Condensed Consolidated Financial Statements for additional information.

Income Taxes

Income taxes are accounted for using the asset and liability method of accounting.  Refer to Components of UHG’s Operations above for additional information on the asset and liability method of accounting.

The Company recognizes interest and penalties related to the underpayment of income taxes, including those resulting from the late filing of tax returns within the provision for income taxes in the Condensed Consolidated Statements of Operations. The Company analyzes its tax filing positions in the U.S. federal, state, and local tax jurisdictions where the Company is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Company reviews its tax positions quarterly and adjusts its tax balances as new legislation is enacted or new information becomes available.

Prior to the Business Combination, Legacy UHG was included in the tax filing of the shareholders of GSH, which was taxed individually under the provision of Subchapter S and Subchapter K of the Internal Revenue Code. Individual shareholders were liable for income taxes on their respective shares of the GSH’s taxable income. No income tax liability nor income tax was allocated to Legacy UHG as of December 31, 2022 or for the three months ended March 31, 2023, nor was there any recorded liability for uncertain tax positions.

Share-Based Compensation

In connection with the Business Combination, the Company’s board of directors adopted the 2023 Plan at which time the Equity Incentive Plan was terminated. The outstanding options prior to the Business Combination were cancelled in exchange of substantially equivalent options to acquire shares of common stock of the Company based on the conversion ratio for the UHG common shares in the Business Combination. No further grants can be made under the Equity Incentive Plan. The Equity Incentive Plan, and now the 2023 Plan, defines awards to include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company’s share-based compensation was allocated to UHG in accordance with the methodology described in Note 1 - Nature of operations and basis of presentation in the notes to the UHG Condensed Consolidated Financial Statements.

Stock option awards are expensed on a straight-line basis over the requisite service period of the entire award from the date of grant through the period of the last separately vesting portion of the grant. The Company accounts for forfeitures when they occur. Stock warrant awards do not contain a service condition and are expensed on the grant date. The fair value of share-based awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, including the option's expected term and stock price volatility.  Refer to Note 13 - Share-based compensation in the notes to the UHG Condensed Consolidated Financial Statements for additional information.

Recently Issued/Adopted Accounting Standards

Refer to the section titled “Recent Accounting Pronouncements” in Note 3 – Summary of significant accounting policies in the notes to the UHG Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

UHG currently has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rate on the borrowings under our Syndicated Line are based upon SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon our leverage ratio.  We are therefore exposed to market risks related to fluctuations in interest rates on our outstanding debt under our Syndicated Line. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2023.  We did not enter into during the three months ended March 31, 2023, and currently do not hold, derivatives for trading or speculative purposes.

We hold cash and cash equivalents for working capital purposes. We do not have significant exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. As of March 31, 2023, we had cash and cash equivalents of $110.9 million, consisting of operating and money market accounts which are not materially affected by changes in the general level of U.S. interest rates. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $1.0 million.

Our Convertible Note accrues interest at a fixed rate, thus this instrument is not subject to interest rate sensitivity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A company’s internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Prior to the Business Combination, Legacy UHG was not required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Upon consummation of the Business Combination, UHG’s management is required to certify financial and other information in its quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting.

UHG has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. UHG identified material weaknesses in UHG’s internal controls in the following areas: (i) failure to properly evaluate certain transactions in accordance with U.S. GAAP, ; (ii) lack of appropriate documented review of related party transactions; (iii)  a lack of or improper segregation of duties and second level reviews in certain areas; (iv) failure to retain evidence of review of multiple key controls and lack of formal control review and documentation required by COSO principles; and (v) multiple IT related control deficiencies.

Each of the material weaknesses described above involves control deficiencies that could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the UHG financial statements that would not be prevented or detected, and, accordingly, it has determined that these control deficiencies constitute material weaknesses.

UHG is currently in the process of implementing measures and has taken the below steps to address the underlying causes of these material weaknesses and the control deficiencies. Its efforts to date have included the following:

●	updated processes around the accounting for custom revenue in consideration of ASC 606;
●	updated processes around accounting for warranty expense;
●	implemented changes to correct the classification of intercompany charges and inventory; and
●	adopting the COSO framework in order to develop and deploy control activities and assess the effectiveness of internal controls over financial reporting.
●	Implemented a related party transaction committee to provide oversight of related party transactions; and
●	Hired new personnel to facilitate second level reviews, and financial reporting oversight

UHG is also currently implementing additional measures which include:

●	reviewing and enhancing its system of internal controls across all business units to ensure that financial statement line items and disclosures across segments are addressed by sufficiently precise controls.
●	reviewing and enhancing its internal controls related to the financial statement review process, including review controls over manual journal entries and account reconciliations
●	reviewing and enhancing of IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties and
●	realignment of existing personnel and the addition of both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting.

UHG will continue to review and improve its internal controls over financial reporting to address the underlying causes of the material weaknesses and control deficiencies. Such material weaknesses and control deficiencies will not be remediated until UHG’s remediation plan has been fully implemented, and it has concluded that its internal controls are operating effectively for a sufficient period of time.

UHG cannot be certain that the steps it is taking will be sufficient to remediate the control deficiencies that led to its material weaknesses in its internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition,

UHG cannot be certain that it has identified all material weaknesses and control deficiencies in its internal control over financial reporting or that in the future it will not have additional material weaknesses or control deficiencies in its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, we completed the Business Combination and the internal controls of Legacy UHG became our internal controls.  Except for the efforts to begin remediating the material weaknesses described above, there were no changes during the quarter ended March 31, 2023 in Legacy UHG’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 11 - Commitments and Contingencies, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, or its subsidiaries are a party and certain related matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form S-1 registration statement filed with the SEC on April 28, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended March 31, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(b) Following the closing of the Business Combination, we adopted our Amended and Restated Bylaws, which, among other things, set forth certain procedures by which our shareholders may recommend nominees to our board of directors, as described in more detail in the Registration Statement on Form S-4 filed by DHHC, as amended (SEC File No. 333-267820).

Item 6. Exhibits

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1

Business Combination Agreement, dated September 10, 2022, by and between DiamondHead Holdings Corp., Merger Sub and Great Southern Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on February 9, 2023)

3.1	Amended and Restated Certificate of Incorporation of United Homes Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on April 5, 2023)
3.2	Amended and Restated Bylaws of United Homes Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on April 5, 2023)
4.1

Warrant Agreement, dated January 25, 2021, by and between Continental Stock Transfer & Trust Company and DiamondHead Holdings Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2021)

4.2

Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Conversant Opportunity Master Fund LP (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

4.3

Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Dendur Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.1

Convertible Promissory Note Purchase Agreement, dated March 21, 2023, by and between the Company and the investors identified on the signature page thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.2

Amended and Restated Registration Rights Agreement, dated March 30, 2023, by and between the Company and parties identified on the signature page thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.3

Form of Share Issuance and Lock-Up Agreement, by and between DiamondHead Holdings Corp. and the investor identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2023)

10.4

Form of Subscription Agreement, by and between DiamondHead Holdings Corp. and the investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2023)

10.5

Share Subscription Agreement, dated March 30, 2023, by and between the Company and Conversant Opportunity Master Fund LP (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.6

Share Subscription Agreement, dated March 30, 2023, by and between the Company and Hazelview Securities Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.7

Share Subscription Agreement, dated March 30, 2023, by and between the Company and Dendur Master Fund Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.8

Share Subscription Agreement, dated March 30, 2023, by and between the Company and Jasper Lake Ventures One LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.9

Form of Indemnification Agreement by and between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.10	United Homes Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)
10.11	Employment Agreement, dated March 30, 2023, by and between the Company and Michael Nieri (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 5, 2023)
10.12	Employment Agreement, dated March 30, 2023, by and between the Company and Keith Feldman (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 5, 2023)
10.13	Employment Agreement, dated March 30, 2023, by and between the Company and Shelton Twine (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 5, 2023)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

Certain instruments defining rights of holders of long-term debt of the company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Upon request, the company agrees to furnish to the SEC copies of such instruments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HOMES GROUP, INC.
(Registrant)

Dated: May 15, 2023	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)