Form 10-Q
period 2023-06-30
United Homes Group, Inc.
filed 2023-08-14
CIK 1830188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(844) 766-4663

(Registrant’s telephone number)

N/A

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

As of August 9, 2023, 11,382,296 Class A Common Shares, par value $0.0001 per share, and 36,973,877 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED HOMES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 (UNAUDITED) AND DECEMEBER 31, 2022

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$92,741,831	$12,238,835
Accounts receivable, net	1,919,934	1,976,334
Inventories:
Homes under construction and finished homes	89,756,401	163,997,487
Developed lots	24,801,833	16,205,448
Due from related party	8,420,919	1,437,235
Related party note receivable	647,106	—
Lot purchase agreement deposits	16,416,693	3,804,436
Investment in Joint Venture	822,568	186,086
Property and equipment, net	639,470	1,385,698
Operating right-of-use assets	656,772	1,001,277
Deferred tax asset	3,495,518	—
Prepaid expenses and other assets	6,565,316	6,112,044
Total Assets	$246,884,361	$208,344,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,031,023	$22,077,240
Homebuilding debt and other affiliate debt	63,961,416	120,797,006
Operating lease liabilities	656,772	1,001,277
Other accrued expenses and liabilities	4,759,106	5,465,321
Income tax payable	1,320,104	—
Derivative liabilities	208,155,641	—
Convertible note payable	67,133,585	—
Total Liabilities	364,017,647	149,340,844

Commitments and contingencies (Note 11)

Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 11,381,736 shares issued and outstanding on June 30, 2023, and December 31, 2022, respectively. (1)	1,137	37
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,877 shares issued and outstanding on June 30, 2023, and December 31, 2022, respectively. (1)	3,697	3,697
Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Additional paid-in capital (1)	764,887	1,422,630
Retained Earnings/(accumulated deficit) (1)	(117,903,007)	57,577,672
Total Stockholders’ equity (1)	(117,133,286)	59,004,036
Total Liabilities and Stockholders’ equity	$246,884,361	$208,344,880
(1)	Retroactively restated as of December 31, 2022 for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net of sales discounts	$122,091,629	$142,468,681	$216,918,331	$250,905,541
Cost of sales	98,174,149	101,458,330	176,223,078	182,623,290
Gross profit	23,917,480	41,010,351	40,695,253	68,282,251

Selling, general and administrative expense	16,335,318	15,200,745	33,022,719	25,625,795
Net income from operations	7,582,162	25,809,606	7,672,534	42,656,456

Other (expense) income, net	(2,295,330)	92,400	(2,092,615)	263,478
Equity in net earnings from investment in joint venture	390,674	—	636,482	—
Change in fair value of derivative liabilities	242,342,979	—	35,278,491	—
Income before taxes	248,020,485	25,902,006	41,494,892	42,919,934
Income tax expense	(2,657,726)	—	(636,461)	—
Net income	$245,362,759	$25,902,006	$40,858,431	$42,919,934

Basic and diluted earnings per share
Basic	$5.10	$0.69	$0.95	$1.15
Diluted	$4.27	$0.69	$0.89	$1.15

Basic and diluted weighted-average number of shares (1)
Basic	48,122,141	37,347,350	42,877,744	37,347,350
Diluted	57,874,253	37,444,348	48,800,225	37,395,849
(1)	Retroactively restated for the three and six months ending June 30, 2022 for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Common stock				Additional		Shareholders’ and	Net Due To and Due	Total
	Class A		Class B		paid-in	Retained	other affiliates’	From Shareholders	Stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	net investment	and Other Affiliates	Equity
Balance as of December 31, 2021 as originally reported	—	$—	—	$—	$—	$—	$83,586,722	$(17,028,310)	$66,558,412
Retroactive application of recapitalization	373,473	37	36,973,877	3,697	—	66,554,678	(83,586,722)	17,028,310	—
Adjusted balance as of December 31, 2021	373,473	37	36,973,877	3,697	—	66,554,678	—	—	66,558,412
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(20,766,162)	—	—	(20,766,162)
Stock-based compensation expense	—	—	—	—	1,268,222	—	—	—	1,268,222
Net Income	—	—	—	—	—	17,017,928	—	—	17,017,928
Balance as of March 31, 2022	373,473	37	36,973,877	3,697	1,268,222	62,806,444	—	—	64,078,400
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(24,415,179)	—	—	(24,415,179)
Stock-based compensation expense	—	—	—	—	53,288	—	—	—	53,288
Net Income	—	—	—	—	—	25,902,006	—	—	25,902,006
Balance as of June 30, 2022	373,473	$37	36,973,877	$3,697	$1,321,510	$64,293,271	$—	$—	$65,618,515

	Common stock				Additional	Retained	Total
	Class A		Class B		paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	capital	(Accumulated Deficit)	Equity
Balance as of December 31, 2022	373,473	$37	36,973,877	$3,697	$1,422,630	$57,577,672	$59,004,036
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(4,193,093)	(4,193,093)
Stock-based compensation expense	—	—	—	—	51,079	—	51,079
Forfeiture of private placement warrants	—	—	—	—	890,001	—	890,001
Issuance of common stock upon the reverse recapitalization, net of transaction costs	8,492,537	849	—	—	17,869,735	—	17,870,584
Issuance of common stock related to PIPE Investment	1,333,963	133	—	—	9,501,782	—	9,501,915
Issuance of common stock related to lock-up agreement	421,100	42	—	—	4,194	—	4,236
Recognition of derivative liability related to earnout	—	—	—	—	(242,211,404)	—	(242,211,404)
Recognition of derivative liability related equity incentive plan	—	—	—	—	(1,189,685)	—	(1,189,685)
Earnout stock-based compensation expense for UHG employee options	—	—	—	—	4,448,077	—	4,448,077
Transaction costs related to reverse recapitalization	—	—	—	—	(2,932,426)	—	(2,932,426)
Net Loss	—	—	—	—	—	(204,504,328)	(204,504,328)
Reclassification of negative APIC	—	—	—	—	212,146,017	(212,146,017)	—
Balance as of March 31, 2023	10,621,073	1,061	36,973,877	3,697	—	(363,265,766)	(363,261,008)
Stock-based compensation expense	—	—	—	—	410,530	—	410,530
Exercise of stock options under the 2023 Plan	12,643	1	—	—	132,411	—	132,412
Forfeiture of stock options under the 2023 Plan	—	—	—	—	479,742	—	479,742
Exercise of stock warrants	748,020	75	—	—	(75)	—	—
Transaction costs related to equity issuance	—	—	—	—	(257,721)	—	(257,721)
Net Income	—	—	—	—	—	245,362,759	245,362,759
Balance as of June 30, 2023	11,381,736	$1,137	36,973,877	$3,697	$764,887	$(117,903,007)	$(117,133,286)

The shares of the Company’s common stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 373.47 (“Exchange Ratio”) established in the Business Combination.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$40,858,431	$42,919,934
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Bad debt expense	83,126	—
Investment earnings in joint venture	(636,482)	—
Depreciation	130,880	175,217
Gain on sale of property and equipment	(56,543)	—
Amortization of deferred financing costs	335,894	202,008
Amortization of discount on convertible notes	419,309	—
Non cash interest income	(13,181)	—
Stock compensation expense	4,909,686	1,321,510
Amortization of operating lease right-of-use assets	408,278	271,287
Change in fair value of contingent earnout liability	(42,499,827)	—
Change in fair value of warrant liabilities	7,308,915	—
Change in fair value of equity incentive plan	(87,579)	—
Deferred tax asset	(1,625,208)	—
Net change in operating assets and liabilities:
Accounts receivable	(26,726)	(929,446)
Related party receivable	(6,983,684)	—
Inventories	65,644,701	(20,490,459)
Lot purchase agreement deposits	(10,090,631)	(620,436)
Prepaid expenses and other assets	(440,212)	797,072
Accounts payable	(6,826,638)	14,540,918
Operating lease liabilities	(408,278)	(271,287)
Income tax payable	618,233	—
Other accrued expenses and liabilities	(706,215)	672,062
Net cash flows provided by operating activities	50,316,249	38,588,380
Cash flows from investing activities:
Purchases of property and equipment	(59,229)	(80,703)
Proceeds from the sale of property and equipment	66,100	13,807
Proceeds from promissory note issued in exchange for sale of fixed assets	31,095	—
Capital contribution in joint venture	—	(49,000)
Net cash flows provided by (used in) investing activities	37,966	(115,896)
Cash flows from financing activities:
Proceeds from homebuilding debt	42,083,334	66,000,000
Repayments of homebuilding debt	(87,874,118)	(62,421,057)
Proceeds from other affiliate debt	136,773	5,590,194
Repayments of other affiliate debt	—	(918,453)
Payment of deferred financing costs	(469,585)	—
Repayments on equipment financing	—	(16,852)
Distributions and net transfer to shareholders and other affiliates	(17,896,302)	(58,701,411)
Proceeds from convertible note, net of transaction costs	71,500,000	—
Proceeds from PIPE investment and lock up	4,720,427	—
Proceeds from Business Combination, net of SPAC transaction costs	30,336,068	—
Payment of equity issuance costs	(257,721)	—
Payment of transaction costs	(12,134,293)	—
Proceeds from exercise of employee stock options	4,198	—
Net cash flows provided by (used in) financing activities	30,148,781	(50,467,579)

Net change in cash and cash equivalents	80,502,996	(11,995,095)
Cash and cash equivalents, beginning of year	12,238,835	51,504,887
Cash and cash equivalents, end of year	$92,741,831	$39,509,792
Supplemental cash flow information:

Cash paid for interest	$8,037,484	$1,711,843
Cash paid for income taxes	$1,643,436	$—

Non-cash investing and financing activities:
Additions of right-of-use lease assets and liabilities	—	1,149,832
Acquisition of developed lots from related parties in settlement of due from Other Affiliates	—	13,520,070
Promissory note issued in exchange for sale of fixed assets	665,020	—
Settlement of co-obligor debt to affiliates	8,340,545	—
Release of guarantor from GSH to shareholder	2,841,034	—
Noncash distribution to owner’s of Other Affiliates	12,671,122	—
Earnest money receivable from Other Affiliates	2,521,626	—
Recognition of previously capitalized deferred transaction costs	2,932,426	—
Modification to existing lease	(43,169)	—
Recognition of derivative liability related to earnout	242,211,404	—
Recognition of derivative liability related to equity incentive plan	1,189,685	—
Recognition of warrant liability upon Business Combination	1,531,000	—
Forfeiture of private placement warrants upon Business Combination	(890,001)	—
Issuance of common stock upon the reverse recapitalization	39,933,707	—
Recognition of deferred tax asset upon Business Combination	1,870,310	—
Recognition of income tax payable upon Business Combination	701,871	—
Recognition of assumed assets and liabilities upon Business Combination, net	3,588,110	—
Noncash exercise of stock warrants	75	—
Noncash exercise of employee stock options	128,214	—
Forfeiture of employee stock options	(479,742)	—
Total non-cash activities	$319,713,237	$14,669,902

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 1 - Nature of operations and basis of presentation

The Company and Nature of Business

United Homes Group, Inc. (“UHG” or the “Company”), a Delaware corporation, is a homebuilding business which operates with an asset-light strategy. The Company is a former blank check company incorporated on October 7, 2020 under the name DiamondHead Holdings Corp. (“DHHC”) as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022, the Condensed Consolidated Statements of Operations and Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022, and the Statement of Cash Flows for the six months ended June 30, 2022 (“Legacy UHG financial statements”) have been prepared from Legacy UHG’s historical financial records and reflect the historical financial position, results of operations and cash flows of the Legacy UHG for the periods presented on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Statements of Changes in Stockholders’ Equity are adjusted for the retroactive application of the reverse recapitalization using the Exchange Ratio. The Legacy UHG financial statements present historical information and results attributable to the homebuilding operations of GSH. The Legacy UHG financial statements exclude GSH’s operations related to land development operations as Legacy UHG historically did not operate as a standalone company. The carve-out methodology was used since Legacy UHG’s inception until the Closing Date. Thus, after March 30, 2023, no carve-out amounts were included in UHG’s financial statements.

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

The results reported in these financial statements would not be indicative of Legacy UHG’s future performance, primarily because prior to the Business Combination, the lots developed by affiliates were not transferred to the homebuilding operations of GSH at a market rate. As such, these results do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as an independent company during the periods presented.

Note 2 - Merger and Reverse Recapitalization

On the Closing Date, the following transactions were completed:

●	Merger Sub merged with and into GSH, with GSH surviving the merger as a wholly owned subsidiary of the Company;
●	All 1,000 shares of Class A common stock of GSH (“GSH Class A Common Shares”) issued and outstanding prior to the Closing Date were exchanged for 373,473 shares of Class A common stock of UHG (“UHG Class A Common Shares”);

●	All 99,000 shares of Class B common stock of GSH (“GSH Class B Common Shares”) issued and outstanding prior to the Closing Date were exchanged for 36,973,877 shares of Class B common stock of UHG (“UHG Class B Common Shares”);
●	All 2,426 outstanding options of GSH to acquire GSH Class A Common Shares were assumed by the Company and converted into options to acquire an aggregate of approximately 905,930 UHG Class A Common Shares (the “Rollover Options”);
●	All 5,000 outstanding warrants to purchase GSH Class A Common Shares were assumed by the Company and converted into warrants to purchase 1,867,368 UHG Class A Common Shares (the “Assumed Warrants”);
●	8,625,000 outstanding shares of DHHC Class B common stock held by DHP SPAC II Sponsor LLC (the “Sponsor”) converted into 4,160,931 UHG Class A Common Shares, all of which are subject to resale or transfer restrictions;
●	The Company issued an aggregate of 1,755,063 UHG Class A Common Shares to the PIPE Investors, Lock-Up Investors and the Convertible Note Investors, pursuant to the terms of the PIPE Subscription Agreements, Share Lock-up Agreements and the PIPE Investment, (together the “PIPE Financings”), as described below.

As of the Closing Date and following the completion of the Business Combination, UHG had the following outstanding securities:

●	10,621,073 UHG Class A Common Shares;
●	36,973,877 UHG Class B Common Shares;
●	2,966,664 warrants to purchase 2,966,664 UHG Class A Common Shares, each exercisable at a price of $11.50 per share, issued in connection with the DHHC initial public offering and held by the Sponsor and BlackRock Inc. and Millennium Management LLC (the “Anchor Investors”);
●	8,625,000 warrants to purchase 8,625,000 UHG Class A Common Shares, each exercisable at a price of $11.50 per share, issued in connection with the DHHC initial public offering;
●	1,867,368 Assumed Warrants to purchase 1,867,368 UHG Class A Common Shares, each exercisable at a price of $4.05 per share;
●	905,930 Rollover Options to purchase 905,930 UHG Class A Common Shares, each exercisable at a price of $2.81 per share.

Earnout

In connection with the Business Combination, holders of GSH common shares, certain holders of stock options, and holders of GSH warrants (together, “GSH Equity Holders”), options held by employees and directors (“Employee Option Holders”) and the Sponsors (together, the “Earnout Holders”) are entitled to receive consideration in the form of common shares (“Earnout Shares”). The Company reserved 21,886,378 Earnout Shares for future issuance upon achievement of certain earnout conditions, of which 20,000,000 may be awarded to GSH Equity Holders and Employee Option Holders and 1,886,378 additional earnout shares may be awarded to the Sponsors. Refer to Note 14 - Earnout Shares.

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

Subscription Agreement

In connection with the execution of the Business Combination Agreement, UHG entered into separate subscription agreements (each a “Subscription Agreement,” or “Subscription Agreement PIPE Financing,” and together with the “Note PIPE Financing,” the “PIPE Financings”) with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and UHG agreed to sell to the PIPE Investors, an aggregate of 471,500 shares of common stock for a purchase price of $10.00 per share and 117,875 shares for a purchase price of $0.01 per share for an aggregate purchase price of $4.7 million, in a private placement offering. The PIPE Financings closed simultaneously with the consummation of the Business Combination.

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

Treatment of Merger

The Business Combination is accounted for as a reverse recapitalization under GAAP. This determination is primarily based on Legacy UHG retaining the largest portion of the voting rights, the post-transaction management team is primarily comprised of the pre-transaction management team of GSH and the relative size of GSH’s operations is larger than DHHC’s. Under this method of accounting, DHHC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Condensed Consolidated Financial Statements of UHG represent a continuation of the financial statements of Legacy UHG with the Business Combination being treated as the equivalent of Legacy UHG issuing stock for the net assets of DHHC, accompanied by a recapitalization. The net assets of DHHC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy UHG. All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio of 373.47 for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Accordingly, certain amounts have been reclassified and retroactively adjusted to reflect the reverse recapitalization pursuant to the Business Combination for all periods presented within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Stockholders’ Equity.

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

The Company incurred $25.7 million of transaction costs in connection with the Business Combination, consisting of advisory, banking, legal, and other professional fees, of which $13.6 million were incurred by DHHC and $12.1 million were incurred by Legacy UHG. All costs were capitalized and recorded as a reduction to additional paid-in capital.

Note 3 - Summary of significant accounting policies

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s fiscal year end is December 31 and, unless otherwise stated, all years and dates refer to the fiscal year.

Unaudited Interim Condensed Consolidated Financial Statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, notes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the audited financial statements of Legacy UHG for the year ended December 31, 2022 included in the Form S-1/A filed with the SEC on July 17, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2022, was derived from audited annual financial statements and adjusted for the retrospective recapitalization as described in Note 1 - Nature of operations and basis of presentation and Note 2 - Merger and Reverse Recapitalization but does not contain all of the note disclosures from the annual financial statements. Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of audited Legacy UHG financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022. The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

–

Developed lots - This inventory consists of land that has been developed for or acquired by the Company and where vertical construction is imminent. Developed lot costs are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot. As of June 30, 2023 and December 31, 2022, the amount of developed lots included in inventory was $24,801,833 and $16,205,448, respectively. Developed lots purchased at fair value from third parties was $18,415,780 and $10,052,179 as of June 30, 2023 and December 31, 2022, respectively, which is included in Developed Lots on the Condensed Consolidated Balance Sheets.

–

Homes under construction - At the time construction of the home begins, developed lots are transferred to homes under construction within inventory. This inventory represents costs associated with active homebuilding activities which include, predominately, labor and overhead costs related to home construction, capitalized interest, real estate taxes and land option fees. As of June 30, 2023 and December 31, 2022, the amount of inventory related to homes under construction included in homes under construction and finished homes was $60,633,819 and $141,863,561, respectively.

–

Finished homes - This inventory represents completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes including associated selling, general, and administrative costs are expensed as incurred. As of June 30, 2023 and December 31, 2022, the amount of inventory related to finished homes included in homes under construction and finished homes was $29,122,582 and $22,133,926, respectively.

Unconsolidated Variable Interest Entities - Pursuant to ASC 810 and subtopics related to the consolidation of variable interest entities (“VIEs”), management analyzes the Company’s investments and transactions under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.

The Company has entered into a shared services agreement with a related party that operates in the land development business to provide accounting, IT, HR, and other administrative support services and receive property maintenance services and due diligence and negotiation assistance with purchasing third party finished lots. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates.

Additionally, the Company enters into lot option purchase agreements with the same related party and other related parties to procure land or lots for the construction of homes. Under these contracts, the Company funds a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time. Under the terms of the option purchase contracts, the option deposits are not refundable. Management determined it holds a variable interest through its potential to absorb some of the related parties’ first dollar risk of loss by placing a non-refundable deposit.

Management determined that these related parties are VIEs, however, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the VIEs’ significant activities related to land development. Accordingly, the Company does not consolidate these VIEs.

As of June 30, 2023 the Company recognized $187,828 of assets related to the services agreement included within Due from related party on the Condensed Consolidated Balance Sheets, and $13,722,475 of assets related to lot purchase agreements included within Lot purchase agreement deposits on the Condensed Consolidated Balance Sheets. There were no amounts associated with these agreements as of December 31, 2022. The Company determined these amounts to be the maximum exposure to loss due to involvement with the VIEs as the Company does not provide any financial guarantees or support to these related parties.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers. For the three months ended June 30, 2023 and 2022, revenue recognized at a point in time from speculative homes totaled $117,716,265, and $135,421,944, respectively, and for the three months ended June 30, 2023 and 2022, revenue recognized over time from land owned by customers totaled $4,375,364, and $7,046,737, respectively. For the six months ended June 30, 2023 and 2022, revenue recognized at a point in time from speculative homes totaled $210,105,675, and $239,871,985, respectively, and for the six months ended June 30, 2023 and 2022, revenue recognized over time from land owned by customers totaled $6,812,656, and $11,033,556, respectively.

Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2023 and 2022, the Company incurred $482,700 and $1,373,668, respectively, in advertising and marketing costs. For the six months ended June 30, 2023 and 2022, the Company incurred $973,680 and $1,826,433, respectively, in advertising and marketing costs.

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

Prior to the Business Combination, Legacy UHG was included in the tax filing of the shareholders of GSH, which was taxed individually under the provision of Subchapter S and Subchapter K of the Internal Revenue Code. Individual shareholders were liable for income taxes on their respective shares of GSH’s taxable income. No income tax liability nor income tax was allocated to Legacy UHG as of December 31, 2022 or for the six months ended June 30, 2022, nor was there any recorded liability for uncertain tax positions.

Derivative liabilities – The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”), the 2,966,664 Private Placement Warrants (as defined below), 21,491,695 Earnout Shares and certain stock options (as discussed in Note 13 - Share-based compensation) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments, earnout shares and stock options as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised or issued, respectively. The Public Warrant quoted market price was used as the fair value for the Public Warrants as of June 30, 2023. The Private Placement Warrants and the Earnout shares were valued using a Monte Carlo analysis. See the Earnout and Warrant Liabilities sections below for further detail on each instrument and their classification. Stock options were valued using Black‑Scholes valuation model. See Note 13 - Share-based compensation for further detail.

Earnout - In connection with the Business Combination, Earnout Holders are entitled to receive consideration in the form of Earnout Shares upon the Company achieving certain Triggering Events, as described in Note 14 - Earnout Shares. The contingent obligations to issue Earnout Shares to the Earnout Holders, excluding Employee Option Holders, are recognized as derivative liabilities in accordance with ASC 815. The liabilities were recognized at fair value on the Closing Date and are subsequently remeasured at each reporting date with changes in fair value recorded in the Condensed Consolidated Statements of Operations.

Earnout Shares issuable to Employee Option Holders are considered a separate unit of account from the Earnout Shares issuable to GSH Equity Holders, and the Sponsors, and are accounted for as equity classified stock compensation. The Earnout Shares issuable to Employee Option Holders are fully vested upon issuance, thus there is no requisite service period, and the value of these shares is recognized as a one-time stock compensation expense for the grant date fair value.

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

Warrant Liabilities- The Company assumed 8,625,000 publicly-traded warrants (“Public Warrants”) from DHHC’s initial public offering and 2,966,664 private placement warrants originally issued by DHHC (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants” or “Warrants”). Upon consummation of the Business Combination, each Common Stock Warrant issued entitled the holder to purchase one UHG Class A Common Share at an exercise price of $11.50 per share. The Common Stock Warrants are exercisable as of April 29, 2023. The Private Placement Warrants are identical to the Public Warrants, except that of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain exceptions. During the three and six months ended June 30, 2023, no Common Stock Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company accounts for the Notes and PIPE Shares as two freestanding financial instruments. The Company accounts for the Notes at amortized cost and amortizes the debt discount to interest expense using the effective interest method over the expected term of the Notes pursuant to ASC 835, Interest. The Company accounts for the PIPE Shares as equity, as they are not in the scope of ASC 480. The Company applied the relative fair value method to allocate the $75.0 million in aggregate proceeds received among the freestanding instruments issued. Specifically, $70.2 million was allocated to the Notes, and $4.8 million was allocated to the PIPE Shares. The amount allocated to the PIPE Shares is presented as an increase in additional paid-in capital.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use the London Interbank Offered Rate (“LIBOR”) as a reference rate. During the three months ended March 31, 2023, the Company adopted Topic 848 and amended the related debt agreement (see Note 7 - Homebuilding debt and other affiliate debt). The adoption of Topic 848 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

The Convertible note payable is presented on the Condensed Consolidated Balance Sheet at its amortized cost and not at fair value. As of June 30, 2023, the fair value of the convertible note is $141,200,000. See Note 12 - Convertible Note for further details on how the fair value was estimated.

All other financial instruments except for Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability and Convertible note payable are classified within Level 1 or Level 2 of the fair value hierarchy because the Company values these instruments either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The estimated fair value of the Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability and Convertible note payable is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 15 - Warrant liability, Note 14 - Earnout Shares, Note 13 - Share-based compensation, and Note 12 - Convertible Note respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and indicates the fair value hierarchy of the valuation. There were no assets or liabilities that are measured at fair value as of December 31, 2022.

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$199,711,577	$199,711,577
Derivative private placement warrant liability	—	—	2,343,664	2,343,664
Derivative public warrant liability	5,606,250	—	—	5,606,250
Derivative stock option liability	—	—	494,150	494,150
Total Derivative Liability	$5,606,250	$—	$202,549,391	$208,155,641

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the six months period ended June 30, 2023 and the year ended December 31, 2022.

The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis:

		Derivative
		private
	Contingent	placement	Derivative
	earnout	warrant	stock option
	liability	liability	liability
Liability at January 1, 2023	$—	$—	$—
Recognition	242,211,404	625,370	1,189,685
Forfeitures	—	(890,001)	—
Change in fair value	203,418,892	1,213,963	922,263
Liability at March 31, 2023	$445,630,296	$949,332	$2,111,948
Forfeitures	$—	$—	$(817,862)
Exercise of liability awards	—	—	(272,621)
Change in fair value	(245,918,719)	1,394,332	(527,315)
Liability at June 30, 2023	$199,711,577	$2,343,664	$494,150

Note 5 - Capitalized interest

The Company accrues interest on the Company’s Homebuilding debt. That debt is used to finance homebuilding operations (see Note 7 - Homebuilding debt and other affiliate debt) and the associated interest is capitalized and included within inventory for Homes under construction and finished homes during active development of the home. Capitalized interest is expensed to Cost of sales upon the sale of the home. Capitalized interest activity is summarized in the table below for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capitalized interest at beginning of the period:	$1,101,528	$1,070,198	$1,250,460	$1,190,318
Interest cost capitalized	1,906,390	900,753	4,144,290	1,738,533
Interest cost expensed	(2,159,967)	(1,001,614)	(4,546,799)	(1,959,514)
Capitalized interest at June 30:	$847,951	$969,337	$847,951	$969,337

Note 6 - Property and equipment

Property and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

Asset Group	June 30, 2023	December 31, 2022
Furniture and fixtures	$738,361	$688,487
Leasehold improvements	380,187	380,187
Machinery and equipment	164,258	1,037,231
Office equipment	175,130	165,774
Vehicles	361,755	750,950
Total Property and equipment	$1,819,691	$3,022,629
Less: Accumulated depreciation	(1,180,221)	(1,636,931)
Property and equipment, net	$639,470	$1,385,698

Depreciation expense, included within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations was $36,938 and $88,388 for the three months ended June 30, 2023 and 2022, respectively and $130,880 and $175,217, for the six months ended June 30, 2023 and 2022, respectively.

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

The advances from the revolving construction lines, reflected as Homebuilding debt, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest accrued on the loans is added to the balance of the loans outstanding and is paid concurrently with the principal repayments made upon the occurrence of individual home sales. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of June 30, 2023 and December 31, 2022.

The following table and descriptions summarize the Company’s debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Homebuilding
	Weighted	Debt - Wells
	average	Fargo
	interest rate	Syndication
Wells Fargo Bank	7.87%	$23,575,902
Regions Bank	7.87%	15,034,568
Texas Capital Bank	7.87%	10,327,227
Truist Bank	7.87%	10,728,645
First National Bank	7.87%	4,295,074
Total debt on contracts		$63,961,416

	December 31, 2022
		Homebuilding
	Weighted	Debt - Wells
	average	Fargo
	interest rate	Syndication	Other Affiliates(1)	Total
Wells Fargo Bank	4.98%	$34,995,080	$8,203,772	$43,198,852
Regions Bank	4.98%	27,550,618	—	27,550,618
Texas Capital Bank	4.98%	19,676,552	—	19,676,552
Truist Bank	4.98%	19,659,329	—	19,659,329
First National Bank	4.98%	7,870,621	—	7,870,621
Anderson Brothers	4.74%	—	2,841,034	2,841,034
Total debt on contracts		$109,752,200	$11,044,806	$120,797,006

(1)  Outstanding balances relate to bank financing for land acquisition and development activities of Other Affiliates for which the Company is the co-obligor or has an indirect guarantee of the indebtedness of the Other Affiliates. In addition, the $8,203,772 of Other Affiliates debt with Wells Fargo Bank as of December 31, 2022 is part of the Wells Fargo Syndication.

Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line is a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that can be exercised upon approval from Wells Fargo. The Syndicated Line also includes a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation). As a result of the amended and restated agreement, GSH, a consolidated subsidiary of the Company, is now the sole borrower of the Syndicated Line. No significant terms were changed other than those described below.

The remaining availability on the Syndicated Line was $86,038,584 as of June 30, 2023 and $32,044,028 as of December 31, 2022. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (x) $65 million and (y) 25% of positive after-tax income until the Amendment Date (which amount is subject to increase over time based on earnings) and no less than $70 million from the Amendment Date until June 30, 2023, and no less than $70 million plus 25% of quarterly earnings on and after June 30, 2023, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.75 to 1.00 for any fiscal quarter until the Amendment Date and 2.50 to 1.00 for any fiscal quarter after the Amendment Date, (c) a minimum debt service coverage ratio to be less than 2.50 to 1.00 for any fiscal quarter, and (d) a minimum liquidity amount of not less than $15,000,000 at all times and unrestricted cash of not less than $7,500,000 at all times. The Company was in compliance with all debt covenants as of June 30, 2023. Legacy UHG was in compliance with all debt covenants as of December 31, 2022.

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

Other Affiliates debt

The amounts in Other Affiliates debt are unrelated to the operations of Legacy UHG, and therefore, an equal amount is included as an offset in Retained Earnings. For the six months ended June 30, 2023 and 2022, Other Affiliates borrowed $136,773,and $5,590,194, respectively. These amounts are recorded on the Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination that closed on March 30, 2023 as discussed in Note 1. As a result there is no remaining debt balance associated with Other Affiliates as of June 30, 2023.

In connection with the amendment of the Syndicated Line, the Company incurred debt issuance costs, of which $469,585 is deferred and will be amortized over the remaining life of the Syndicated Line. The amendment is accounted for as a modification of an existing line of credit under ASC 470, Debt, and, therefore, any previously unamortized deferred costs continue to be amortized over the remaining life of the Syndicated Line. The Company recognized $214,906 and $116,226, respectively, of amortized deferred financing costs within Other (expense) income, net for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $335,894 and $202,008 of amortized deferred financing costs within Other (expense) income, net for the six months ended June 30, 2023 and 2022, respectively. Outstanding deferred financing costs related to the Company’s Homebuilding debt were $844,751 and $771,953 as of June 30, 2023 and 2022, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the debt is a revolving arrangement.

Note 8 - Related party transactions

Prior to the Business Combination, Legacy UHG transacted with Other Affiliates that were owned by the shareholders of GSH. Those Other Affiliates included Land Development Affiliates and Other Operating Affiliates (see Note 1 - Nature of operations and basis of presentation).

Post Business Combination, the Company continues to transact with these parties, however, they are no longer considered affiliates of the Company. Land Development Affiliates and Other Operating Affiliates of Legacy UHG (post Business Combination) meet the definition of related parties of the Company as defined in ASC 850-10-20.

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

The below table summarizes Legacy UHG transactions with the Land Development Affiliates and Other Operating Affiliates for the six months ended June 30, 2023 and 2022.

	Six Months ended June 30, 2023
	Land	Other
	Development	Operating
	Affiliates	Affiliates	Total
Financing cash flows:
Land development expense	$(384,349)	$—	$(384,349)
Other activities	(225,392)	(422,342)	(647,734)
Total financing cash flows	$(609,741)	$(422,342)	$(1,032,083)

Non-cash activities
Settlement of co-obligor debt to other affiliates	$8,340,545	$—	$8,340,545
Release of guarantor from GSH to shareholder	2,841,034	—	2,841,034
Credit for earnest money deposits	2,521,626	—	2,521,626
Total non-cash activity	$13,703,205	$—	$13,703,205

	Six Months ended June 30, 2022
	Land	Other
	Development	Operating
	Affiliates	Affiliates	Total
Financing cash flows:
Land development expense	$(18,795,115)	$(628,209)	$(19,423,324)
Other activities	(840,297)	(83,289)	(923,586)
Cash transfer	—	(10,000,000)	(10,000,000)
Total financing cash flows	$(19,635,412)	$(10,711,498)	$(30,346,910)

Non-cash activities
Acquisition of developed lots	13,520,070	—	13,520,070
Total non-cash activity	$13,520,070	$—	$13,520,070

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

Credit for earnest money deposits – The amount represents credit received from a Legacy UHG affiliate in relation to lot deposits that Legacy UHG paid on behalf of the affiliate.

Cash transfer - A direct cash contribution to Other Affiliates from Legacy UHG. Legacy UHG transferred cash to a related party. This cash transfer is in anticipation of separating the homebuilding operations from land development operations.

Acquisition of developed lots from related parties in settlement of Due from Other Affiliates – Once the Land Development Affiliates of Legacy UHG developed the raw parcels of land, they transferred the land to Legacy UHG in a non-cash transaction. The transfer amount was derived from the costs incurred to develop the land.

Leases

In addition to the transactions above, Legacy UHG has entered into three separate operating lease agreements with a related party. The terms of the leases, including rent expense and future minimum payments, are described in Note 11 - Commitments and contingencies.

Services agreement

The Company shares office spaces with a related party and certain employees of the Company provide services to the same related party, as such, the Company is allocating certain shared costs to the related party in line with a predetermined methodology based on headcount. During the three and six months ended June 30, 2023 the Company allocated overhead costs to the related party in the amount of $261,248 and $447,060, respectively, and was charged for property maintenance services in the amount of $11,847 and $71,672,respectively, by the same related party. The remaining balance outstanding as of June 30, 2023 is a receivable of $187,828 and is presented within Due from related party on the Condensed Consolidated Balance Sheet.

Other

As of June 30, 2023, the Company was due $8,233,091 from a related party for advanced payments of future lot purchase agreement deposits which is recognized within Due from related party on the Condensed Consolidated Balance Sheet. The amount was settled in its entirety subsequent to June 30, 2023.

Note 9 - Lot purchase agreement deposits

The Company does not engage in the land development business. The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of between 10% and 15% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price. Such contracts enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings.

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

Post Business Combination, the Company continues to purchase lots from the former Land Development Affiliates of Legacy UHG, however, as the Company is no longer owned by the shareholders of GSH, the Company must pay lot purchase agreement deposits to acquire lots. As such, as of June 30, 2023 all interests in lot purchase agreements, including with related parties, is recorded within Lot purchase agreement deposits on the Condensed Consolidated Balance Sheet and presented in the table below. The following table provides a summary of the Company’s interest in lot purchase agreements as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Lot purchase agreement deposits	$16,416,693	$3,804,436
Remaining purchase price	178,792,611	65,451,928
Total contract value	$195,209,304	$69,256,364

Out of the $16,416,693 lot purchase agreement deposits outstanding as of June 30, 2023, $13,722,475 are with related parties.

The Company has the right to cancel or terminate the lot purchase agreement at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid. The cancellation or termination of a lot purchase agreement results in the Company recording a write-off of the nonrefundable deposit to Cost of sales. For the three months ended June 30, 2023 and 2022, the Company recorded $6,991 and $24,324, respectively, and for the six months ended June 30,

2023 and 2022, the Company recorded $15,655 and $113,685, respectively, to Cost of sales for the forfeited lot purchase agreement deposits. The deposits placed by the Company pursuant to the lot purchase agreements are deemed to be a variable interest in related party land developers but not in the third-party land developers. See Note 3 - Summary of significant accounting policies for the policy and conclusions about unconsolidated variable interest entities.

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

The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Warranty reserves at beginning of the period	$1,371,412	$1,275,594
Reserves provided	527,620	1,156,027
Payments for warranty costs and other	(589,169)	(1,060,209)
Warranty reserves at end of the period	$1,309,863	$1,371,412

Note 11 - Commitments and contingencies

Leases

The Company leases office spaces in South Carolina under operating lease agreements with related parties, which have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $186,348 and $163,283 within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, respectively. The Company recognized an operating lease expense of $387,787 and $322,962 within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022, respectively.

Operating lease expense included variable lease expense of $8,534 and $17,989 for the three months ended June 30, 2023 and 2022, respectively, Operating lease expense included variable lease expense of $20,459 and $36,226 for the six months ended June 30, 2023 and 2022, respectively.

The weighted-average discount rate for the operating leases was 5.59% and 3.17% during the six months ended June 30, 2023 and 2022, respectively.

The weighted-average remaining lease term was 2.00 and 2.27 years for the six months ended June 30, 2023 and 2022, respectively.

During the year ended December 31, 2022, Legacy UHG closed on 19 sale-leaseback transactions with related parties, whereby it is the lessee. Leases commenced on January 1, 2023. The Company is responsible for paying the operating expenses associated with the model homes while under lease. The rent expense associated with sale-leaseback agreements that mature in less than 12 months (and are excluded thus from the ROU asset and lease liability) is $67,425 and $136,050, respectively, for the three and six months ended June 30, 2023.

The maturity of the contractual, undiscounted operating lease liabilities as of June 30, 2023 are as follows:

Lease Payment
2023	$241,156
2024	292,992
2025	108,792
2026	48,000
2027 and thereafter	—
Total undiscounted operating lease liabilities	$690,940
Interest on operating lease liabilities	(34,168)
Total present value of operating lease liabilities	$656,772

The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in our recognized operating ROU assets and operating lease liabilities. The Company recorded $87,492 and $20,260 of rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, respectively, and $182,873 and $54,515 for the six months ended June 30, 2023 and 2022, respectively.

Litigation

The Company is subject to various claims and lawsuits that may arise primarily in the ordinary course of business, which consist mainly of construction defect claims. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s Condensed Consolidated Financial Statements. When the Company believes that a loss is probable and estimable and not fully able to be recouped, the Company will record an expense and corresponding contingent liability. As of the date of these Condensed Consolidated Financial Statements, management believes that the Company has not incurred a liability as a result of any claims.

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

The Notes mature on March 30, 2028, and bear interest at a rate of 15%. The Company has the option to pay any accrued and unpaid interest at a rate in excess of 10% either in cash or by capitalizing such interest and adding it to the then outstanding principal amount of the Notes (“PIK Interest”). The Company has elected to pay the full accrued and unpaid interest in excess of 10% in cash rather than PIK Interest. The effective interest rate on the Notes is 20.46%.

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

The below table presents the outstanding balance of the Notes as of June 30, 2023:

June 30, 2023
Beginning Balance – Par	$80,000,000
Unamortized Discount	(12,866,415)
Carrying Value	$67,133,585

The Company recognized interest expense of $3.4 million for the Notes for the three and six months ended June 30, 2023.

The following assumptions were used in the Binomial and Monte Carlo valuation models to determine the estimated fair value of the Notes at the issue date, March 30, 2023 and as of June 30, 2023.

	June 30, 2023	March 30, 2023
Risk-free interest rate	4.20%	3.80%
Expected volatility	40%	40%
Expected dividend yield	—%	—%

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon bond used to reduce any projected future cash flows derived from the payoff of the Notes as UHG common shares.

Expected Volatility – The Company’s expected volatility was estimated based on the average historical volatility for comparable publicly traded companies.

Expected Dividend Yield – The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company does not expect to pay cash dividends to shareholders during the term of the Notes, therefore the expected dividend yield is determined to be zero.

Note 13 - Share-based compensation

Equity Incentive Plans

In January 2022, the Board of Directors of GSH approved and adopted the Great Southern Homes, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan was administered by a committee appointed by the Board of Directors and had reserved 3,000 common shares to be issued as equity-based awards to directors and employees of GSH. The number of awards reserved was subject to change based on certain corporate events or changes in GSH’s capital structure and the shares vest ratably over four years. The 2022 Plan defined awards to include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. Effective as of March 30, 2023, in connection with the Business Combination, the Company’s board of directors adopted the United Homes Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) at which time the 2022 Plan was terminated. The outstanding options prior to the Business Combination were cancelled in exchange of substantially equivalent options to acquire shares of Common Stock of the Company based on the Exchange Ratio for the UHG common shares in the Business Combination. No further grants can be made under the 2022 Plan. The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will automatically increase each January 1, beginning on January 1, 2024, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company’s board of directors. Each replacement stock option is subject to the same terms and conditions as were applicable under the 2022 Plan.

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

For the three months ended June 30, 2023, the Company granted 2,755,140 options with an exercise price of $11.64 per share that vest annually over four years. The weighted-average grant date fair value of options granted for the three months ended June 30, 2023 was $5.34. As of June 30, 2023, the Company had only issued incentive and non-qualified stock options.

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

		Weighted-
		Average
		Per share
		Exercise
	Stock options	price
Outstanding, December 31, 2022	870,567	$2.81
Granted	2,755,140	11.64
Exercised	(1,494)	2.81
Forfeited	(95,329)	2.81
Outstanding, June 30, 2023	3,528,884	9.70
Options exercisable at June 30, 2023	194,206	$2.81

The aggregate intrinsic value of the stock options outstanding was $6,460,471 and $7,460,132 as of June 30, 2023 and December 31, 2022 respectively. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the price of the option. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations. Total stock compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 was $410,530 and $53,288, respectively, and $461,609 and $94,710 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was unrecognized stock compensation expense related to non-vested stock option arrangements totaling $14,871,937. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 3.61 years.

Prior to the Business Combination, Legacy UHG’s common stock was not publicly traded, and it estimated the fair value of common stock based on the combination of the three methods: (i) the discounted cash flow method of the income approach; (ii) the guideline company method of the market approach; and (iii) the subject transaction method of the market approach.

Legacy UHG considered numerous objective and subjective factors to determine the fair value of the Company’s common stock. The factors considered included, but were not limited to: (i) the results of periodic independent third-party valuations; (ii) nature of the business and history of the enterprise from its inception; (iii) the economic outlook in general and for the specific industry; (iv) the book value of the stock and financial condition of the business; (v) earning and dividend paying capacity of the business; (vi) the market prices of stocks of corporations engaged in the same or similar lines of business having their stock actively traded in a free and open market, either on an exchange or over-the-counter.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the year ended December 31, 2022 adjusted by the Exchange Ratio, the fair value of stock options immediately before the original award was replaced, the fair value of stock options replaced on the replacement date and the fair value of options issued during the three months ended June 30, 2023.

Inputs	May 25, 2023	March 30, 2023	January 19, 2022
Risk-free interest rate	4.00%	3.77%	1.82%
Expected volatility	40%	40%	35%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.25	5.10	6.25
Fair value of options	$5.34	$10.41	$1.06

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

Expected Life – The expected term represents the period the options granted are expected to be outstanding in years. As Legacy UHG did not have sufficient historical experience for determining the expected term, the expected term has been derived based on the SAB 107 simplified method for awards that qualify as plain-vanilla options.

Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The derivative liability of stock options amounts to $494,150 and is included within Derivative liability on the Condensed Consolidated Balance Sheet as of June 30, 2023.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock warrants granted during the year ended December 31, 2022. There were no warrants granted during the six month period ended June 30, 2023.

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

On April 28, 2023, a warrant holder of the stock warrants exercised their warrants. 1,120,421 stock warrants were exercised in a cashless exercise whereby the Company issued 748,020 UHG Class A Common Shares in accordance with the conversion terms. As of June 30, 2023, there are 746,947 stock warrants outstanding.

Earnout Employee Optionholders

The Earnout Shares issuable to holders of equity stock options as of the Closing Date are accounted for as equity classified stock compensation and do not have a requisite service period. During the six months ended June 30, 2023, the Company recognized a one-time stock-based compensation expense related to the Earnout of $4.4 million, which is excluded from the above stock-based compensation expense table. See Note 14 - Earnout Shares for the assumptions and inputs used in the valuation of the Earnout Shares.

Note 14 - Earnout Shares

During the five year period after the Closing (“Earnout Period”), eligible GSH Equity Holders and Employee Option Holders are entitled to receive up to 20,000,000 Earnout Shares. Additionally, and pursuant to the Sponsor Support Agreement, the Sponsor surrendered 1,886,378 DHHC Class B Shares for the contingent right to receive Earnout Shares. All Earnout Shares issuable to GSH Equity Holders, Employee Option Holders and the Sponsors are subject to the same Triggering Events (defined below).

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

As discussed in Note 3 - Summary of significant accounting policies, there are two units of account within the Earnout Shares depending on the Earnout Holder. If the Earnout Holder is either a GSH Equity Holder or Sponsor, the instrument will be accounted for as a derivative liability. If the Earnout Holder is an Employee Option Holder, the instrument will be accounted for as an equity classified award. The following table summarizes the number of Earnout Shares allocated to each unit of account as of June 30, 2023:

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

As of June 30, 2023, the fair value of the Earnout Shares was $10.13 per share issuable upon Triggering Event I, $9.17 per share issuable upon Triggering Event II and $8.22 per share issuable upon Triggering Event III.

The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

Inputs	June 30, 2023	March 31, 2023	March 30, 2023
Current stock price	$11.16	$20.80	$12.68
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	4.75	5.00	5.00
Earnout period (in years)	4.75	4.75	4.75
Risk-free interest rate	4.20%	3.69%	3.75%
Expected volatility	40%	40%	40%
Expected dividend yield	—%	—%	—%

The change in the fair value of the Earnout Shares between March 30, 2023 and June 30, 2023 was primarily attributable to the decrease in the current stock price of the Company from $12.68 as of March 30, 2023 to $11.16 as of June 30, 2023.

As none of the earnout Triggering Events have occurred as of June 30, 2023, no shares have been distributed.

Note 15 - Warrant liability

Immediately prior to the Closing Date, 2,966,669 of the 5,933,333 Private Placement Warrants were forfeited. The remaining 2,966,664 Private Placement Warrants were recognized as a liability on the Closing Date at fair value. The Private Placement Warrant liability was remeasured to fair value as of March 31, 2023 and June 30, 2023. The change in fair value of the private placement warrant liability for the three and six months ended June 30, 2023 resulted in a loss of $1.4 million and $2.6 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

Inputs	June 30, 2023	March 31, 2023	March 30, 2023
Current stock price	$11.16	$20.80	$12.68
Exercise price	$11.50	$11.50	$11.50
Expected life (in years)	4.75	5.00	5.00
Risk-free interest rate	4.20%	3.69%	3.75%
Expected volatility	40%	40%	40%
Expected dividend yield	—	—	—

The Public Warrants were initially recognized as a liability on the Closing Date at a fair value. The Public Warrant liability was remeasured to fair value as of March 31, 2023 and June 30, 2023. The change in fair value of the public warrant liability for the three and six months ended June 30, 2023 resulted in a loss of $3.2 million and $4.7 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

Note 16 - Income taxes

For the three and six months ended June 30, 2023, the Company recognized income tax expense of $2,657,726 and $636,461, respectively. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company’s estimated annual effective tax rate for the six months ended June 30, 2023 is 26.2%. This differs from the federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible expenses. The Company has determined that changes in fair value of derivative liabilities, as well as offsetting tax adjustments, will be treated as discrete items in the period incurred.

Great Southern Homes, Inc., a consolidated subsidiary of the Company, had a change in tax status from an S Corporation to a C Corporation on March 30, 2023. In connection with its change in status to a taxable entity, it recorded an income tax benefit of $1,199,454 in order to establish various deferred tax assets, primarily attributable to timing differences in revenue recognition. This benefit is treated as a discrete item. Only income recognized during the period in which Great Southern Homes, Inc. was a taxable entity is included in the calculation of the consolidated estimated annual effective tax rate for the six months ended June 30, 2023.

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

Total contributions paid to the plans for Legacy UHG’s employees for the three months ended June 30, 2023 and 2022 were approximately $37,035, and $60,693, respectively, and $117,112 and $98,345 for the six months ended June 30, 2023 and 2022, respectively. These amounts are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

Note 18 - Net Earnings Per Share

The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.

The weighted average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. The equity structure of the Company for the three and six months ended June 30, 2023 reflects the equity structure of DHHC, including the equity interests issued by DHHC to effect the business combination.

The following table sets forth the computation of the Company’s basic and diluted net profit per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$245,362,759	$25,902,006	$40,858,431	$42,919,934
Basic income available to common shareholders	$245,362,759	$25,902,006	$40,858,431	$42,919,934

Effect of dilutive securities:
Add back:
Interest on Convertible note, net of tax	2,523,450	—	2,523,450	—
Change in fair value of stock options - liability classified, net of tax	(745,263)	—	(56,333)	—
Diluted income available to common shareholders	$247,140,946	$25,902,006	$43,325,548	$42,919,934

Weighted-average number of common shares outstanding - basic	48,122,141	37,347,350	42,877,744	37,347,350
Effect of dilutive securities:
Convertible notes	8,960,573	—	4,569,176	—
Stock options - equity classified	—	69,800	309,407	34,900
Stock options - liability classified	83,071	—	84,711	—
Stock warrants	708,468	27,198	959,187	13,599
Public warrants	—	—	—	—
Private placement warrants	—	—	—	—
Weighted-average number of common shares outstanding - diluted	57,874,253	37,444,348	48,800,225	37,395,849

Net earnings per common share:
Basic	$5.10	$0.69	$0.95	$1.15
Diluted	$4.27	$0.69	$0.89	$1.15

The following table summarizes potentially dilutive outstanding securities for that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock warrants	—	—	—	—
Private placement warrants	70,853	—	35,427	—
Public warrants	205,993	—	102,996	—
Stock options - equity classified	1,894,442	—	—	—
Stock options - liability classified	—	—	—	—
Convertible notes	—	—	—	—
Total anti-dilutive features	2,171,288	—	138,423	—

The Company’s 21,886,378 Earnout Shares are excluded from the anti-dilutive table above for the three and six months ended June 30, 2023, as the underlying shares remain contingently issuable as the Earnout Triggering Events have not been satisfied.

Note 19 - Subsequent events

Management has performed an evaluation of subsequent events after the Balance Sheet date of June 30, 2023 through the date the Condensed Consolidated Financial Statements were available to be issued.

On August 10, 2023, the Company amended and restated the existing Syndicated Credit Agreement (“Second Amendment”). As a result of the Second Amendment, GSH, a consolidated subsidiary of the Company, along with the Company are co-borrowers of the Syndicated Credit Agreement.

The Second Amendment, among other things, provides an increase in facility from $150.0 million to $240.0 million and extends the maturity date to August 10, 2026. Wells Fargo Bank and Regions Bank have increased their participation in the Syndicated Line from $55.0 million to $65.0 million and from $35.0 million to $55.0 million, respectively. Texas Capital Bank, Truist Bank and First National Bank are no longer participants of the Syndicated Line while Flagstar Bank, United Bank and Third Coast Bank have joined as new participants of the Syndicated Line with the participation of $50.0 million, $40.0 million and $30.0 million, respectively.

There were no changes to interest rates under the Second Amendment.

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

UHG expects to continue to enjoy a close relationship with the Land Development Affiliates, allowing it to potentially benefit from the pipeline of approximately 8,000 lots as of June 30, 2023, which consists of lots that are owned or controlled by Land Development Affiliates and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third parties.

Since its founding in 2004, UHG has delivered approximately 13,000 homes and currently builds in approximately 53 active subdivisions at prices that generally range from $200,000 to $450,000. For the three months ended June 30, 2023 and 2022, UHG had 341 and 339 net new orders, and generated approximately $122.1 million and $142.5 million in revenue on 385 and 459 closings, respectively. For the six months ended June 30, 2023 and 2022, UHG had 730 and 813 net new orders, and generated approximately $216.9 million and $250.9 million in revenue on 713 and 873 closings, respectively.

UHG’s plan to grow its business is multifaceted: it plans to grow organically, through external acquisitions, and through expansion of business verticals via its mortgage joint venture, Homeowners Mortgage, LLC (the “Joint Venture”) and build-to-rent (“BTR”) platform, pursuant to which UHG will work together with institutional investors for development of BTR communities. Organically, the community count is expected to continue to increase in 2023, and UHG expects average community size to increase, based on new communities currently under development. UHG also expects to engage in opportunistic acquisitions of complementary private homebuilders within existing and targeted new markets, and to grow its institutional BTR platform.

Additionally, UHG expects that continued operation of the Joint Venture, which began generating revenue in July 2022, will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates.

UHG revenues decreased from approximately $142.5 million for the three months ended June 30, 2022 to $122.1 million for the three months ended June 30, 2023. For the three months ended June 30, 2023, UHG generated gross profit of 19.6%, adjusted gross profit of 21.4%, adjusted EBITDA margin of 10.7%, and net income of approximately $245.4 million, representing a decrease of 9.2%, 8.1%, and 9.0%, and an increase of $219.5 million, respectively, from the three months ended June 30, 2022.

UHG revenues decreased from approximately $250.9 million for the six months ended June 30, 2022 to $216.9 million for the six months ended June 30, 2023. For the six months ended June 30, 2023, UHG generated gross profit of 18.8%, adjusted gross profit of 20.9%, adjusted EBITDA margin of 10.0%, and net income of approximately $40.9 million representing a decrease of 8.4%, 7.1%, 8.9%, and $2.1 million, respectively, from the six months ended June 30, 2022.

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

Over the last year the homebuilding industry has faced headwinds due to macro-economic factors, such as rising inflation and the Federal Reserve’s response of raising interest rates beginning in March 2022 and continuing through July 2023. As a result, new home demand has been negatively impacted by affordability concerns from higher mortgage rates. In response to softer demand for new homes, UHG introduced additional sales incentives starting in the second half of 2022 and continuing through the first half of 2023, mostly in the form of mortgage rate buy downs or closing costs.

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

The accompanying results of operations for the three and six months ended June 30, 2022 (“Legacy UHG financial statements”) have been prepared from Legacy UHG’s historical financial records and reflect the historical financial position. Results of operations of Legacy UHG for the periods presented are on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Legacy UHG financial statements present historical information and results attributable to the homebuilding operations of GSH. The Legacy UHG financial statements exclude GSH’s operations related to land development operations as Legacy UHG historically did not operate as a standalone company. The carve-out methodology was used since Legacy UHG’s inception until the Closing date.  Refer to Note 1 – Nature of operations and basis of presentation and Note 2 – Merger and Reverse Recapitalization in the notes to the UHG Condensed Consolidated Financial Statements included elsewhere in this quarterly report for more information on the Business Combination and Basis of Presentation.

Components of UHG’s Operating Results

Below are general definitions of the Condensed Consolidated Statements of Operations line items set forth in UHG’s period over period changes in results of operations.

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

Selling, General and Administrative Expense

Selling expense includes sales commissions for closed homes, marketing expenses, and certain lease expenses incurred to maintain model homes. UHG recognizes these costs in the period they are incurred. General and administrative expense consists of corporate personnel and marketing overhead expenses such as payroll, insurance, IT, office expenses, advertising, outside professional services, travel expenses and other public company costs such as Board of Director fees, D&O insurance, listing fees and filing expenses. UHG recognizes these costs in the period they are incurred. General and administrative expense further includes operating lease expense, variable lease costs including maintenance charges, taxes, business insurance, and other similar costs, rent expense related to short-term leases, stock compensation expense associated with the equity classified earnout shares issued in connection with the Business Combination, stock compensation expense associated with the 2023 Plan and transaction expenses.

Prior to the Business Combination, a portion of the selling, general and administrative (“SG&A”) expenses were allocated to Legacy UHG based on direct usage, when identifiable or, when not directly identifiable, on the basis of proportional cost of sales or employee headcount, as applicable. Post Business Combination, the allocation of a portion of SG&A is no longer applicable.

Other (Expense) Income, Net

Other (expense) income, net includes amortization of deferred loan costs associated with UHG’s revolving lines of credit, loss upon sale of retirement of depreciable assets, interest expense on the Convertible Note entered into in connection with the Business Combination, dividend income and miscellaneous vendor and credit card rebates.

Equity in Net Earnings from Investment in Joint Venture

On February 4, 2022, Legacy UHG entered into a joint venture agreement with an unrelated third party to acquire a 49% equity stake in Homeowners Mortgage, LLC, and made an initial capital contribution of $49,000 at the formation of the joint venture.  Equity in net earnings from investment in joint venture for the period from the commencement of operations through June 30, 2023 was $0.6 million, increasing the investment in joint venture as of June 30, 2023 to $0.8 million.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities includes certain stock options (as discussed in Note 13 - Share-based compensation in the notes to the UHG Condensed Consolidated Financial Statements) issued under the 2023 Plan, warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”, as discussed in Note 15 - Warrant liability in the notes the UHG Condensed Consolidated Financial Statements), warrants issued in a private placement by DHHC (the “Private Placement Warrants”, as discussed in Note 15 - Warrant liability in the notes the UHG Condensed Consolidated Financial Statements) and certain Earnout Shares issued in connection with the Business Combination (as discussed in Note 14 - Earnout Shares in the notes to the UHG Condensed Consolidated Financial Statements). These instruments are recognized as a derivative liability in accordance with ASC 815, and marked to market at the end of each reporting period. The change in fair value of the derivative liability classified instruments is included in Change in fair value of derivative liabilities on UHG’s Condensed Consolidated Statement of Operations.

Income Before Taxes

Income before taxes is revenues less cost of sales, selling, general and administrative expense, other (expense) income, net, equity in net earnings from investment in joint venture, and change in fair value of derivative liabilities.

Income Tax Expense

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

Net Income

Net income is income before taxes adjusted for income tax expense.

Net New Orders

Net new orders is a key performance metric for the homebuilding industry and is an indicator of future revenues and cost of sales. Net new orders for a period is gross sales less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and UHG approves such contract.

Cancellation Rate

UHG records a cancellation when a customer provides notification that they do not wish to purchase a home. Increasing cancellations are a negative indicator of future performance and can be an indicator of decreased revenues, cost of sales and net income. Cancellations can occur due to customer credit issues or changes to the customer’s desires. The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period.

Backlog

Backlog represents homes sold but not yet closed with customers. Backlog is affected by customer cancellations that may be beyond UHG’s control, such as customers unable to obtain financing or unable to sell their existing home.

Gross Profit

Gross profit is revenue less cost of sales for the reported period.

Adjusted Gross Profit

Adjusted gross profit, a non-GAAP measure, is gross profit less capitalized interest expensed in cost of sales.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table presents summary results of operations for the periods indicated:

	Three Months Ended June 30,
			Amount
	2023	2022	Change	% Change
Statements of Operations
Revenue, net of sales discounts	$122,091,629	$142,468,681	$(20,377,052)	(14.3)%
Cost of sales	98,174,149	101,458,330	(3,284,181)	(3.3)%
Selling, general and administrative expense	16,335,318	15,200,745	1,134,573	7.2%
Other (expense) income, net	(2,295,330)	92,400	(2,387,730)	NM
Equity in net earnings from investment in joint venture	390,674	—	390,674	NM
Change in fair value of derivative liabilities	242,342,979	—	242,342,979	NM
Income before taxes	$248,020,485	$25,902,006	$222,118,479	857.5%
Income tax expense	(2,657,726)	—	(2,657,726)	NM
Net Income	$245,362,759	$25,902,006	$219,460,753	847.5%
Other Financial and Operating Data:
Active communities at end of period(a)	53	57	(4)	(7.0)%
Home closings	385	459	(74)	(16.1)%
Average sales price of homes closed(b)	$313,075	$300,270	$12,805	4.3%
Net new orders (units)	341	339	2	0.6%
Cancellation rate	15.8%	11.0%	4.8%	43.6%
Backlog	293	591	(298)	(50.4)%
Gross profit	$23,917,480	$41,010,351	$(17,092,871)	(41.7)%
Gross profit %(c)	19.6%	28.8%	(9.2)%	(31.9)%
Adjusted gross profit(d)	26,077,447	$41,637,720	$(15,560,273)	(37.4)%
Adjusted gross profit %(c)	21.4%	29.2%	(7.8)%	(26.7)%
EBITDA(d)	$253,939,617	$26,534,933	$227,404,684	857.0%
EBITDA margin %(c)	208.0%	18.6%	189.4%	1,018.3%
Adjusted EBITDA(d)	$13,109,262	$27,752,115	$(14,642,853)	(52.8)%
Adjusted EBITDA margin %(c)	10.7%	19.5%	(8.8)%	(45.1)%

NM - Not Meaningful

(a) UHG had 5 communities in closeout for the three months ended June 30, 2023 and 7 communities in closeout for the three months ended June 30, 2022. These communities are not included in the count of “Active communities at end of period.”

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

Revenues: Revenues for the three months ended June 30, 2023 were $122.1 million, a decrease of $20.4 million, or 14.3%, from $142.5 million for the three months ended June 30, 2022. The decrease in revenues was primarily attributable to the decrease in sales of production-built homes. The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the three months ended June 30, 2023 was $313,075, an increase of $12,805, or 4.3%, from the average sales price of production-built homes closed of $300,270 for the three months ended June 30, 2022. A decrease in revenues of $22.5 million was due to a decrease in the number of production-built homes sold and was offset by an increase of $4.8 million attributable to an increase in the average price of homes sold.  The decrease in revenue was also attributable to a decrease in Revenue recognized over time from land owned by customers of $2.7 million.

Cost of Sales and Gross Profit: Cost of sales for the three months ended June 30, 2023 was $98.2 million, a decrease of $3.3 million, or 3.3%, from $101.5 million for the three months ended June 30, 2022. The decrease in Cost of sales was primarily attributable to the decrease in number of homes sold. UHG closed 385 homes during the three months ended June 30, 2023, a decrease of 74 home closings, or 16.1%, as compared to 459 homes closed during the three months ended June 30, 2022. This was partially offset by an increase in the average cost to complete a home due to higher direct costs, including lumber prices, and incentives, primarily in the form of mortgage rate buydowns and closing costs.

Gross profit for the three months ended June 30, 2023 was $23.9 million, a decrease of $17.1 million, or 41.7%, from $41.0 million for the three months ended June 30, 2022, due to the decline in the number of home closings and increased cost per home as described above. Gross profit as a percentage of revenue for the three months ended June 30, 2023 was 19.6%, a decrease of 9.2%, as compared 28.8% for the three months ended June 30, 2022.

Adjusted Gross Profit: Adjusted gross profit for the three months ended June 30, 2023 was $26.1 million, a decrease of $15.5 million, or 37.4%, as compared to $41.6 million for the three months ended June 30, 2022. Adjusted gross profit as a percentage of revenue for the three months ended June 30, 2023 was 21.4%, a decrease of 7.8%, as compared to 29.2% for the three months ended June 30, 2022. The adjusted gross profit as a percentage of revenue decrease was attributable to a $17.1 million decrease in gross profit for the three months ended June 30, 2023 as compared to June 30, 2022. This decrease was partially offset by interest expense included in cost of sales, which increased by $1.5 million due to higher interest rates period over period. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “UHG’s Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures.”

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended June 30, 2023 was $16.3 million, an increase of $1.1 million, or 7.2%, from $15.2 million for the three months ended June 30, 2022. The increase in selling, general and administrative expense was attributable to an increase of $0.4 million related to stock compensation expense, public company expenses of $0.6 million and an increase in consulting and audit fees of $0.5 million for the three months ended June 30, 2023. This increase was partially offset by a decrease in commissions expense of $0.8 million.

Other (Expense) Income, Net: Total Other (expense) income, net for the three months ended June 30, 2023 was $(2.3) million of expense, a decrease of $2.4 million, or NM, from $0.1 million of income for the three months ended June 30, 2022. The decrease in Other (expense) income, net was primarily attributable to an increase in interest expense on the Convertible Notes issued in connection with the Business Combination of $3.4 million, partially offset by a decrease in investment income of $1.2 million.

Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the three months ended June 30, 2023 was $0.4 million compared to zero for the three months ended June 30, 2022, due to the joint venture not being formed until mid-2022. The increase in equity in net earnings from investment in joint venture increased the investment in joint venture as of June 30, 2023 to $0.8 million. There were no impairment losses related to the Company’s investment in the joint venture recognized during the three months ended June 30, 2023.

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the three months ended June 30, 2023 was $242.3 million as compared to zero for the three months ended June 30, 2022. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Statements of Operations. This change was attributable to a change in fair value of $245.9 million related to the Earnout Shares and $1.0 million related to the stock options issued under the 2023 Incentive Plan that are accounted for as derivative liabilities under ASC 815, offset by a change in fair value of $3.2 million related to the Public Warrants and $1.4 million related to the Private Placement Warrants issued in connection with the Business Combination.

Income Tax Expense: Income tax expense for the three months ended June 30, 2023 was $2.7 million as compared to zero for the three months ended June 30, 2022. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items.

Net Income: Net income for the three months ended June 30, 2023 was $245.4 million, an increase of $219.5 million, or 847.5%, from $25.9 million for the three months ended June 30, 2022. The increase in Net income was primarily attributable to the increase in income before taxes of $222.1 million, or 857.5%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, (which is primarily attributable to the change in fair value of derivative liabilities), partially offset by an increase in income tax expense of $2.7 million, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table presents summary results of operations for the periods indicated:

	Six Months Ended June 30,
			Amount
	2023	2022	Change	% Change
Statements of Operations
Revenue, net of sales discounts	$216,918,331	$250,905,541	$(33,987,210)	(13.6)%
Cost of sales	176,223,078	182,623,290	(6,400,212)	(3.5)%
Selling, general and administrative expense	33,022,719	25,625,795	7,396,924	28.9%
Other (expense) income, net	(2,092,615)	263,478	(2,356,093)	(800.0)%
Equity in net earnings from investment in joint venture	636,482	—	636,482	NM
Change in fair value of derivative liability	35,278,491	—	35,278,491	NM
Income before taxes	$41,494,892	$42,919,934	(1,425,042)	(3.3)%
Income tax expense	(636,461)	—	(636,461)	NM
Net income	$40,858,431	$42,919,934	$(2,061,503)	(4.7)%
Other Financial and Operating Data:
Active communities at end of period(a)	53	57	(4)	(7.0)%
Home closings	713	873	(160)	(18.3)%
Average sales price of homes closed(b)	$313,591	$287,272	$26,319	9.2%
Net new orders (units)	730	813	(83)	(10.2)%
Cancellation rate	14.5%	15.0%	(0.5)%	(3.3)%
Backlog	293	591	(298)	(50.4)%
Gross profit	$40,695,253	$68,282,251	$(27,586,998)	(40.4)%
Gross profit %(c)	18.8%	27.2%	(8.4)%	(30.9)%
Adjusted gross profit(d)	$45,242,052	$69,867,520	$(24,625,468)	(35.2)%
Adjusted gross profit %(c)	20.9%	27.8%	(6.9)%	(24.8)%
EBITDA(d)	$49,929,159	$44,636,114	$5,293,045	11.9%
EBITDA margin %(c)	23.0%	17.8%	5.2%	29.2%
Adjusted EBITDA(d)	$21,626,472	$47,121,518	$(25,495,046)	(54.1)%
Adjusted EBITDA margin %(c)	10.0%	18.8%	(8.8)%	(46.8)%

NM - Not Meaningful

(a) UHG had 5 communities in closeout for the six months ended June 30, 2023 and 7 communities in closeout for the six months ended June 30, 2022. These communities are not included in the count of “Active communities at end of period.”

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

Revenues: Revenues for the six months ended June 30, 2023 were $216.9 million, a decrease of $34.0 million, or 13.6%, from $250.9 million for the six months ended June 30, 2022. The decrease in revenues was primarily attributable to the decrease in sales of production-built homes. The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the six months ended June 30, 2023 was $313,591, an increase of $26,319, or 9.2%, from the average sales price of production-built homes closed of $287,272 for the six months ended June 30, 2022. A decrease in revenues of $47.4 million due to the decrease in number of production-built homes sold is offset by $17.6 million generated from the increase in overall sales prices. The decrease in revenues was also attributable to a decrease in revenue recognized over time from land owned by customers of $4.2 million.

Cost of Sales and Gross Profit: Cost of sales for the six months ended June 30, 2023 was $176.2 million, a decrease of $6.4 million, or 3.5%, from $182.6 million for the six months ended June 30, 2022. The decrease in Cost of sales was primarily attributable to the decrease in number of homes sold. UHG closed 713 homes during the six months ended June 30, 2023, a decrease of 160 home closings, or 18.3%, as compared to 873 homes closed during the six months ended June 30, 2022. This was partially offset by an increase in the average cost to complete a home as a result of higher direct costs, including lumber prices, and incentives, primarily in the form of mortgage rate buydowns and closing costs.

Gross profit for the six months ended June 30, 2023 was $40.7 million, a decrease of $27.6 million, or 40.4%, from $68.3 million for the six months ended June 30, 2022, due to the decline in the number of home closings and increased cost per home as described above. Gross profit as a percentage of revenue for the six months ended June 30, 2023 was 18.8%, a decrease of 8.4%, as compared 27.2% for the six months ended June 30, 2022.

Adjusted Gross Profit: Adjusted gross profit for the six months ended June 30, 2023 was $45.2 million, a decrease of $24.7 million, or 35.2%, as compared to $69.9 million for the six months ended June 30, 2022. Adjusted gross profit as a percentage of revenue for the six months ended June 30, 2023 was 20.9%, a decrease of 6.9%, as compared to 27.8% for the six months ended June 30, 2022. The adjusted gross profit as a percentage of revenue decrease was attributable to a $27.6 million decrease in gross profit for the six months ended June 30, 2023 as compared to June 30, 2022. This decrease was partially offset when excluding interest expense included in cost of sales, which increased by $3.0 million due to higher interest rates period over period. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “UHG’s Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures.”

Selling, General and Administrative Expense: Selling, general and administrative expense for the six months ended June 30, 2023 was $33.0 million, an increase of $7.4 million, or 28.9%, from $25.6 million for the six months ended June 30, 2022. The increase in selling, general and administrative expense was attributable to an increase of $4.4 million related to stock compensation expense, $2.9 million of consulting expenses, and $1.9 million of general & administrative expenses, which includes public company expenses of $0.6 million. This increase was partially offset by a decrease of $1.5 million in commission expenses and $0.3 million in miscellaneous expenses.

Other (Expense) Income, Net: Total other (expense) income, net for the six months ended June 30, 2023 was $(2.1) million of expense, a decrease of $2.4 million, or 800.0%, from $0.3 million of income for the six months ended June 30, 2022. The decrease in other (expense) income was primarily attributable to an increase of $3.4 million of interest expense on the Convertible Notes issued in connection with the Business Combination, offset by an increase in investment income of $1.2 million.

Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the six months ended June 30, 2023 was $0.6 million compared to zero for the six months ended June 30, 2022, due to the joint venture not being formed until mid-2022. The increase in equity in net earnings from investment in joint venture increased the investment in joint venture as of June 30, 2023 to $0.8 million. There were no impairment losses related to the Company’s investment in the joint venture recognized during the six months ended June 30, 2023.

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the six months ended June 30, 2023 was $35.3 million as compared to zero for the six months ended June 30, 2022. This change was primarily attributable to a change in fair value of $42.5 million related to the Earnout Shares and $0.1 million related to the stock options issued under the 2023 Incentive Plan that are accounted for as derivative liabilities under ASC 815, offset by a change in fair value of $4.7 million related to the Public Warrants and $2.6 million related to the Private Placement Warrants issued in connection with the Business Combination.

Income Tax Expense: Income tax expense for the six months ended June 30, 2023 was $0.6 million as compared to zero for the six months ended June 30, 2022. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company’s estimated annual effective tax rate for the six months ended June 30, 2023 is 26.2%.

Net Income: Net income for the six months ended June 30, 2023 was $40.9 million, a decrease of $2.0 million, or 4.7%, from $42.9 million for the six months ended June 30, 2022. The decrease in net income was primarily attributable to the decrease in income before taxes of $1.4 million, or 3.3%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 (which is primarily attributable to the change in fair value of derivative liabilities), and by an increase in income tax expense of $0.6 million, during the six months ended June 30, 2023 as compared to zero during the six months ended June 30, 2022.

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

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenue, net of sales discounts	$122,091,629	$142,468,681	$216,918,331	$250,905,541
Cost of sales	98,174,149	101,458,330	176,223,078	182,623,290
Gross profit	$23,917,480	$41,010,351	$40,695,253	$68,282,251
Interest expense in cost of sales	2,159,967	627,369	4,546,799	1,585,269
Adjusted gross profit	$26,077,447	$41,637,720	$45,242,052	$69,867,520
Gross profit %(a)	19.6%	28.8%	18.8%	27.2%
Adjusted gross profit %(a)	21.4%	29.2%	20.9%	27.8%

(a) Calculated as a percentage of revenue

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of UHG. UHG defines EBITDA as net income before (i) capitalized interest expensed in cost of sales, (ii) interest expensed in other (expense) income, net, (iii) depreciation and amortization, (iv) taxes. UHG defines adjusted EBITDA as EBITDA before stock-based compensation expense, transaction cost expense and change in fair value of derivative liabilities. Management of UHG believes EBITDA and adjusted EBITDA are useful because they provide a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies. UHG presents EBITDA and adjusted EBITDA because they believe these metrics provide useful information regarding the factors and trends affecting UHG’s business.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$245,362,759	$25,902,006	$40,858,431	$42,919,934
Interest expense in cost of sales	2,159,967	627,369	4,546,799	1,585,269
Interest expense in other (expense) income, net	3,419,309	—	3,419,309	—
Depreciation and amortization	251,846	2,606	466,776	175,217
Taxes	2,745,736	2,952	637,844	(44,306)
EBITDA	$253,939,617	$26,534,933	$49,929,159	$44,636,114
Stock-based compensation expense	410,530	53,288	4,909,686	1,321,510
Transaction cost expense	1,102,094	1,163,894	2,066,118	1,163,894
Change in fair value of derivative liabilities	(242,342,979)	—	(35,278,491)	—
Adjusted EBITDA	$13,109,262	$27,752,115	$21,626,472	$47,121,518
EBITDA margin(a)	208.0%	18.6%	23.0%	17.8%
Adjusted EBITDA margin(a)	10.7%	19.5%	10.0%	18.8%

(a) Calculated as a percentage of revenue

Liquidity and Capital Resources

Overview

UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as its available revolving lines of credit, as further described below. As of June 30, 2023, UHG had approximately $92.7 million in cash and cash equivalents, an increase of $80.5 million, from $12.2 million as of December 31, 2022. As of the Closing Date, UHG received net proceeds from the business combination and the PIPE investments (“PIPE Investments”) of approximately $94.4 million. As of June 30, 2023 and December 31, 2022, UHG had approximately $86.0 million, and $32.0 million in unused committed capacity under its revolving lines of credit, respectively. See “Wells Fargo Syndication” below for information on the modification to the Wells Fargo Syndication subsequent to March 30, 2023.

UHG intends to use the proceeds received from the Business Combination and the PIPE Investments primarily for general corporate purposes, including corporate operating expenses and potential future acquisition opportunities. UHG believes that its current cash holdings, including proceeds from the Business Combination and PIPE Investments, cash generated from operations, as well as cash available under its revolving lines of credit, will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations, meet current commitments under its contractual obligations, and support the potential acquisition of complementary businesses.

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

Finished Lot Deposits

The Company does not engage in the land development business. The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of at least 10% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price. Such contracts enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings. As of June 30, 2023 and December 31, 2022, the Company’s lot deposits related to finished lot purchase contracts were $16.4 million and $3.8 million, respectively.

Prior to the Business Combination, when Legacy UHG was acquiring lots through Land Development Affiliates, it did not have to pay deposits as the land development operations were owned by the shareholders of GSH. Post Business Combination, the Company continues to purchase lots from the former Land Development Affiliates of Legacy UHG, however, as the Company is no longer owned by the shareholders of GSH, the Company must pay lot purchase agreement deposits to acquire lots. As such, as of June 30, 2023 all interests in lot purchase agreements, including with related parties, is recorded within Lot purchase agreement deposits on the Balance Sheet to the UHG Condensed Consolidated Financial Statements.

Homebuilding Debt

Prior to the Business Combination, Legacy UHG, jointly with its Other Affiliates (see Note 1 — Nature of operations and basis of presentation to the UHG Condensed Consolidated Financial Statements for definitions of these terms) considered to be under common control, entered into debt arrangements with financial institutions. These debt arrangements are in the form of revolving lines of credit and are generally secured by land (developed lots and undeveloped land) and homes (under construction and finished).  Legacy UHG and certain related Other Affiliates were collectively referred to as the Nieri Group. The Nieri Group entities were jointly and severally liable for the outstanding balances under the revolving lines of credit, however; the Legacy UHG has been deemed the primary obligor of such debt, as it is the sole cash generating entity and responsible for repayment of the debt. As such, Legacy UHG had recorded the outstanding advances under the financial institution debt and other debt within the financial statements as of December 31, 2022.

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

The advances from the revolving construction lines, reflected as Homebuilding debt, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest accrued on the loans is added to the balance of the loans outstanding and is paid concurrently with the principal repayments made upon the occurrence of individual home sales. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of June 30, 2023 and December 31, 2022.

The following table and descriptions provide a summary of Company’s material debt under the revolving lines of credit for the periods indicated:

	June 30, 2023
		Homebuilding
	Weighted average	Debt - Wells Fargo
	interest rate	Syndication
Wells Fargo Bank	7.87%	$23,575,902
Regions Bank	7.87%	15,034,568
Texas Capital Bank	7.87%	10,327,227
Truist Bank	7.87%	10,728,645
First National Bank	7.87%	4,295,074
Total debt on contracts		$63,961,416

	December 31, 2022
		Homebuilding
	Weighted average	Debt - Wells Fargo
	interest rate	Syndication	Other Affiliates(1)	Total
Wells Fargo Bank	4.98%	$34,995,080	$8,203,772	$43,198,852
Regions Bank	4.98%	27,550,618	—	27,550,618
Texas Capital Bank	4.98%	19,676,552	—	19,676,552
Truist Bank	4.98%	19,659,329	—	19,659,329
First National Bank	4.98%	7,870,621	—	7,870,621
Anderson Brothers	4.74%	—	2,841,034	2,841,034
Total debt on contracts		$109,752,200	$11,044,806	$120,797,006

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

The remaining availability on the Syndicated Line was $86.0 million and $32.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (x) $65 million and (y) 25% of positive after-tax income until the Amendment Date (which amount is subject to increase over time based on earnings) and no less than $70 million from the Amendment Date until June 30, 2023, and no less than $70 million plus 25% of quarterly earnings on and after June 30, 2023, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.75 to 1.00 for any fiscal quarter until the Amendment Date and 2.50 to 1.00 for any fiscal quarter after the Amendment Date, (c) a minimum debt service coverage ratio to be less than 2.50 to 1.00 for any fiscal quarter, and (d) a minimum liquidity amount of not less than $15,000,000 at all times and unrestricted cash of not less than $7,500,000 at all times. The Company was in compliance with all debt covenants as of June 30, 2023. Legacy UHG was in compliance with all debt covenants as of December 31, 2022.

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

Other Affiliates debt

On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obliger from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination that closed on March 30, 2023 as discussed in Note 1. As a result there is no remaining debt balance associated with Other Affiliates as of June 30, 2023.

Subsequent events

On August 10, 2023, the Company amended and restated the existing Syndicated Credit Agreement (“Second Amendment”). As a result of the Second Agreement, GSH, a consolidated subsidiary of the Company, along with the Company are co-borrowers of the Syndicated Credit Agreement.

The Second Amendment provides an increase in facility from $150.0 million to $240.0 million and maturity date extended to August 10, 2026. Wells Fargo Bank and Regions Bank have increased their participation in the Syndicated Line from $55.0 million to $65.0 million and from $35.0 million to $55.0 million, respectively. Texas Capital Bank, Truist Bank and First National Bank are no longer participants of the Syndicated Line while Flagstar Bank, United Bank and Third Coast Bank have joined as new participants of the Syndicated Line with the participation of $50.0 million, $40.0 million and $30.0 million, respectively. Refer to Note 19 - Subsequent events in the notes of the UHG Condensed Consolidated Financial Statements for additional information.

Leases

The Company leases office spaces in South Carolina under operating lease agreements with related parties, which have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of June 30, 2023, the future minimum lease payments required under these leases totaled $0.7 million, with $0.2 million payable within 12 months. Further information regarding Company’s leases is provided in Note 11 — Commitments and contingencies to the UHG Condensed Consolidated Financial Statements.

Cash Flows

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table summarizes UHG’s cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$50,316,249	$38,588,380
Net cash provided by (used in) in investing activities	37,966	(115,896)
Net cash provided by (used in) in financing activities	30,148,781	(50,467,579)

Operating Activities

Net cash flows provided by operating activities during the six months ended June 30, 2023 was $50.3 million, as compared to cash flows provided of $38.6 million for the six months ended June 30, 2022. The difference in cash flows period over period is $11.7 million. This change is attributable to cash provided by a lower investment in inventory of $65.6 million, partially offset by a decrease in accounts payable of $6.8 million and an increase in lot purchase deposits of $10.1 million during the six months ended June 30, 2023. This change was also partially offset by changes in net income adjusted for non-cash transactions provided of $11.2 million for the six months ended June 30, 2023, as compared to cash flows provided of $44.9 million for the six months ended June 30, 2022.  For the six months ended June 30, 2022, cash used to increase investments in inventory was $20.5 million, partially offset by an increase in accounts payable of $14.5 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was attributable to proceeds from a promissory note issued in exchange for the sale of fixed assets and proceeds from the sale of property and equipment of $0.1 million.

Net cash used in investing activities for the six months ended June 30, 2022 was attributable to the purchase of additional property and equipment of  $0.1 million and Legacy UHG’s capital contribution in a joint venture of $0.1 million.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2023 was $30.1 million compared to net cash used in financing activities of $50.5 million for the six months ended June 30, 2022. The difference in cash flows period over period is $80.6 million. The increase in financing activities was primarily attributable to cash received of $94.4 million as a result of the Business Combination, PIPE, and recapitalization transactions, proceeds from homebuilding debt of $42.1 million, partially offset by repayment of homebuilding debt of $87.9 million and distributions and net transfers to shareholders and other affiliates of $17.9 million during the six months ended June 30, 2023. In contrast, during the six months ended June 30, 2022, cash flows used in financing activities included $62.4 million for repayment of homebuilding debt and $58.7 million of cash flows used in distributions and net transfers to shareholders and other affiliates, partially offset by $66.0 million of proceeds from homebuilding debt and $5.6 million of proceeds from other affiliate debt.

Critical Accounting Policies and Estimates

There have been no material changes from our critical accounting policies and estimates previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form S-1/A registration statement filed with the SEC on July 17, 2023, aside from those included below.

Unconsolidated Variable Interest Entities

Management analyzes the Company’s investments and transactions under the variable interest model to determine if they are variable interest entities (“VIEs”), and, if so determine whether the Company is the primary beneficiary and consolidation is appropriate. Management reviews its involvement with a VIE and reconsiders that conclusion if there are any changes to the Company’s involvement that arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.

The Company has entered into a shared services agreement with a related party that operates in the land development business to provide accounting, IT and HR, and other administrative support services and receive property maintenance services and due diligence and negotiation assistance with purchasing third party finished lots.  Management concluded that it has a variable interest in this entity through the service agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Additionally, the Company enters into lot option purchase agreements with the same related party to procure land or lots for the construction of homes and has determined that while this related party qualifies as a VIE, it does not however qualify for consolidation as the Company is not the primary beneficiary of the VIE nor does it have the power to direct the VIE’s significant activities. Refer to Note 3 - Summary of significant accounting policies in the notes of the UHG Condensed Consolidated Financial Statements for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rate on the borrowings under our Syndicated Line is based upon SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon our leverage ratio.  We are therefore exposed to market risks related to fluctuations in interest rates on our outstanding debt under our Syndicated Line. As of June 30, 2023, we had $63.9 million outstanding under our Syndicated Line, which carried a weighted average rate of 7.87%.  A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $0.6 million. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three and six months ended June 30, 2023.  During the three and six months ended June 30, 2023, we did not enter into and currently do not hold, derivatives for trading or speculative purposes.

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

UHG has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. UHG identified material weaknesses in UHG’s internal controls in the following areas: (i) failure to properly evaluate certain transactions in accordance with GAAP; (ii) lack of appropriate documented review of related party transactions; (iii)  a lack of or improper segregation of duties and second level reviews in certain areas; (iv) failure to retain evidence of review of multiple key controls and lack of formal control review and documentation required by COSO principles; and (v) multiple IT related control deficiencies.

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

UHG is currently in the process of implementing measures and has taken the below steps to address the underlying causes of these material weaknesses and the control deficiencies. Its efforts to date have included the following:

●	updated processes around the accounting for custom revenue in consideration of ASC 606;
●	updated processes around accounting for warranty expense;
●	implemented changes to correct the classification of intercompany charges and inventory; and
●	adopting the COSO framework in order to develop and deploy control activities and assess the effectiveness of internal controls over financial reporting.
●	Implemented a related party transaction committee to provide oversight of related party transactions; and
●	Hired new personnel to facilitate second level reviews, and financial reporting oversight

UHG is also currently implementing additional measures which include:

●	reviewing and enhancing its system of internal controls across all departments to ensure that financial statement line items and disclosures across segments are addressed by sufficiently precise controls;
●	reviewing and enhancing its internal controls related to the financial statement review process, including review controls over manual journal entries and account reconciliations;
●	reviewing and enhancing of IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties; and
●	realignment of existing personnel and the addition of both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, we completed the Business Combination and the internal controls of Legacy UHG became our internal controls.  Except for the efforts to begin remediating the material weaknesses described above, there were no changes during the six months ended June 30, 2023 in Legacy UHG’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 11 - Commitments and Contingencies, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form S-1/A registration statement filed with the SEC on July 17, 2023, as amended. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended June 30, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Not applicable.

Item 6. Exhibits

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

UNITED HOMES GROUP, INC.
(Registrant)

Dated: August 14, 2023	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)