Form 10-Q
period 2023-09-30
United Homes Group, Inc.
filed 2023-11-14
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-39936

United Homes Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	85-3460766
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
917 Chapin Road
Chapin, South Carolina 29036
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2023, 11,382,296 Class A Common Shares, par value $0.0001 per share, and 36,973,877 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$81,243,705	$12,238,835
Accounts receivable, net	1,917,322	1,976,334
Inventories:
Homes under construction and finished homes	108,821,016	163,997,487
Developed lots	23,725,065	16,205,448
Due from related party	77,333	1,437,235
Related party note receivable	628,832	—
Income tax receivable	4,742,415	—
Lot purchase agreement deposits	24,605,584	3,804,436
Investment in joint venture	1,116,491	186,086
Property and equipment, net	643,354	1,385,698
Operating right-of-use assets	719,595	1,001,277
Prepaid expenses and other assets	8,582,333	6,112,044
Total Assets	$256,823,045	$208,344,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$27,313,718	$22,077,240
Homebuilding debt and other affiliate debt	62,196,208	120,797,006
Operating lease liabilities	723,269	1,001,277
Other accrued expenses and liabilities	4,947,404	5,465,321
Deferred tax liability	798,276	—
Derivative liabilities	58,541,934	—
Convertible note payable	67,574,708	—
Total Liabilities	222,095,517	149,340,844

Commitments and contingencies (Note 12)

Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 11,382,296 and 373,473 shares issued and outstanding on September 30, 2023, and December 31, 2022, respectively. (1)	1,137	37
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,877 shares issued and outstanding on September 30, 2023, and December 31, 2022, respectively. (1)	3,697	3,697
Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Additional paid-in capital (1)	1,783,014	1,422,630
Retained Earnings (1)	32,939,680	57,577,672
Total Stockholders' equity (1)	34,727,528	59,004,036
Total Liabilities and Stockholders' equity	$256,823,045	$208,344,880
______________________________
(1)Retroactively restated as of December 31, 2022 for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net of sales discounts	$87,728,091	$111,046,233	$304,646,422	$361,951,774
Cost of sales	70,317,796	82,107,334	246,540,874	264,730,624
Gross profit	17,410,295	28,938,899	58,105,548	97,221,150

Selling, general and administrative expense	13,629,713	13,266,455	46,652,432	38,892,250
Net income from operations	3,780,582	15,672,444	11,453,116	58,328,900

Other (expense) income, net	(1,199,140)	49,513	(3,291,755)	312,991
Equity in net earnings (losses) from investment in joint venture	293,923	(49,000)	930,405	(49,000)
Change in fair value of derivative liabilities	149,703,161	—	184,981,652	—
Income before taxes	152,578,526	15,672,957	194,073,418	58,592,891
Income tax expense	(1,735,839)	—	(2,372,300)	—
Net income	$150,842,687	$15,672,957	$191,701,118	$58,592,891

Basic and diluted earnings per share
Basic	$3.12	$0.42	$4.29	$1.68
Diluted	$2.35	$0.40	$3.61	$1.66

Basic and diluted weighted-average number of shares (1)
Basic	48,356,057	37,347,350	44,723,915	34,884,887
Diluted	64,806,024	38,709,652	54,155,557	35,371,321
______________________________
(1)Retroactively restated for the three and nine months ended September 30, 2022 for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(1)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Common stock				Additional paid-in capital	Retained earnings	Shareholders' and other affiliates' net investment	Net Due To and Due From Shareholders and Other Affiliates	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021 as originally reported	—	$—	—	$—	$—	$—	$83,586,722	$(17,028,310)	$66,558,412
Retroactive application of recapitalization	373,473	37	36,973,877	3,697	—	66,554,678	(83,586,722)	17,028,310	—
Adjusted balance as of December 31, 2021	373,473	37	36,973,877	3,697	—	66,554,678	—	—	66,558,412
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(20,766,162)	—	—	(20,766,162)
Stock-based compensation expense	—	—	—	—	1,268,222	—	—	—	1,268,222
Net Income	—	—	—	—	—	17,017,928	—	—	17,017,928
Balance as of March 31, 2022	373,473	37	36,973,877	3,697	1,268,222	62,806,444	—	—	64,078,400
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(24,415,179)	—	—	(24,415,179)
Stock-based compensation expense	—	—	—	—	53,288	—	—	—	53,288
Net Income	—	—	—	—	—	25,902,006	—	—	25,902,006
Balance as of June 30, 2022	373,473	37	36,973,877	3,697	1,321,510	64,293,271	—	—	65,618,515
Distribution and net transfer to shareholders and other affiliates	—	—	—	—	—	(29,630,624)	—	—	(29,630,624)
Stock-based compensation	—	—	—	—	51,116	—	—	—	51,116
Net income	—	—	—	—	—	15,672,957	—	—	15,672,957
Balance, September 30, 2022	373,473	$37	36,973,877	$3,697	$1,372,626	$50,335,604	$—	$—	$51,711,964

	Common stock				Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	373,473	$37	36,973,877	$3,697	$1,422,630	$57,577,672	$59,004,036
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(4,193,093)	(4,193,093)
Stock-based compensation expense	—	—	—	—	51,079	—	51,079
Forfeiture of private placement warrants	—	—	—	—	890,001	—	890,001
Issuance of common stock upon the reverse recapitalization, net of transaction costs	8,492,537	849	—	—	17,869,735	—	17,870,584
Issuance of common stock related to PIPE Investment	1,333,963	133	—	—	9,501,782	—	9,501,915
Issuance of common stock related to lock-up agreement	421,100	42	—	—	4,194	—	4,236
Recognition of derivative liability related to earnout	—	—	—	—	(242,211,404)	—	(242,211,404)
Recognition of derivative liability related equity incentive plan	—	—	—	—	(1,189,685)	—	(1,189,685)
Earnout stock-based compensation expense for UHG employee options	—	—	—	—	4,448,077	—	4,448,077
Transaction costs related to reverse recapitalization	—	—	—	—	(2,932,426)	—	(2,932,426)
Net Loss	—	—	—	—	—	(204,504,328)	(204,504,328)
Reclassification of negative APIC	—	—	—	—	212,146,017	(212,146,017)	—
Balance as of March 31, 2023	10,621,073	1,061	36,973,877	3,697	—	(363,265,766)	(363,261,008)
Stock-based compensation expense	—	—	—	—	410,530	—	410,530
Exercise of stock options under the 2023 Plan	12,643	1	—	—	132,411	—	132,412
Forfeiture of stock options under the 2023 Plan	—	—	—	—	479,742	—	479,742
Exercise of stock warrants	748,020	75	—	—	(75)	—	—
Transaction costs related to equity issuance	—	—	—	—	(257,721)	—	(257,721)
Net Income	—	—	—	—	—	245,362,759	245,362,759
Balance as of June 30, 2023	11,381,736	1,137	36,973,877	3,697	764,887	(117,903,007)	(117,133,286)
Stock-based compensation expense	—	—	—	—	1,106,014	—	1,106,014
Exercise of stock options under the 2023 Plan	560	—	—	—	1,567	—	1,567
Recognition of derivative liability related equity incentive plan	—	—	—	—	(89,454)	—	(89,454)
Net Income	—	—	—	—	—	150,842,687	150,842,687
Balance as of September 30, 2023	11,382,296	$1,137	36,973,877	$3,697	$1,783,014	$32,939,680	$34,727,528

______________________________
(1)The shares of the Company’s common stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 373.47 (“Exchange Ratio”) established in the Business Combination.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$191,701,118	$58,592,891
Adjustments to reconcile net income to net cash flows from operating activities:
Bad debt expense	87,786	—
Investment (earnings) losses in joint venture	(930,405)	49,000
Depreciation	154,474	264,884
(Gain) loss on sale of property and equipment	(1,892)	6,967
Amortization of deferred financing costs	694,219	283,157
Amortization of discount on convertible notes	860,432	—
Non cash interest income	(26,002)	—
Stock compensation expense	6,015,700	1,372,626
Amortization of operating lease right-of-use assets	627,120	396,628
Change in fair value of contingent earnout liability	(191,222,357)	—
Change in fair value of warrant liabilities	6,667,249	—
Change in fair value of equity incentive plan	(426,544)	—
Deferred tax liability	2,668,586	—
Net change in operating assets and liabilities:
Accounts receivable	(28,774)	(1,856,760)
Related party receivable	1,359,902	(1,437,235)
Inventories	48,838,741	(46,974,166)
Lot purchase agreement deposits	(17,882,022)	(664,490)
Prepaid expenses and other assets	460,845	(505,383)
Accounts payable	2,456,057	7,086,580
Operating lease liabilities	(623,446)	(396,628)
Income tax receivable	(5,444,286)	—
Other accrued expenses and liabilities	(517,917)	3,446,281
Net cash flows provided by operating activities	45,488,584	19,664,352
Cash flows from investing activities:
Purchases of property and equipment	(59,229)	(116,420)
Proceeds from the sale of property and equipment	66,100	13,808
Proceeds from promissory note issued for sale of property and equipment	62,190	—
Cash paid for acquisition	(2,166,516)	—
Capital contribution in joint venture	—	(49,000)
Net cash flows used in investing activities	(2,097,455)	(151,612)
Cash flows from financing activities:
Proceeds from homebuilding debt	42,500,000	129,089,631
Repayments of homebuilding debt	(90,055,992)	(100,495,213)
Proceeds from other affiliate debt	136,773	9,456,206
Repayments of other affiliate debt	—	(918,453)
Payment of deferred financing costs	(3,240,984)	—
Repayments on equipment financing	—	(142,536)
Distributions and net transfer to shareholders and other affiliates	(17,896,302)	(51,027,000)

Changes in net due to and due from shareholders and other affiliates	—	(37,607,535)
Proceeds from convertible note, net of transaction costs	71,500,000	—
Proceeds from PIPE investment and lock up	4,720,427	—
Proceeds from Business Combination, net of SPAC transaction costs	30,336,068	—
Payment of equity issuance costs	(257,721)	—
Payment of transaction costs	(12,134,293)	—
Proceeds from exercise of employee stock options	5,765	—
Net cash flows provided by (used in) financing activities	25,613,741	(51,644,900)

Net change in cash and cash equivalents	69,004,870	(32,132,160)
Cash and cash equivalents, beginning of year	12,238,835	51,504,887
Cash and cash equivalents, end of year	$81,243,705	$19,372,727
Supplemental cash flow information:

Cash paid for interest	$12,265,939	$2,969,521
Cash paid for income taxes	$5,299,436	$—

Non-cash investing and financing activities:
Additions of right-of-use lease assets and liabilities	272,543	1,149,832
Acquisition of developed lots from related parties in settlement of due from Other Affiliates	—	13,822,570
Conversion of other affiliates debt to homebuilding debt	—	1,414,681
Promissory note issued for sale of property and equipment	665,020	—
Settlement of co-obligor debt to affiliates	8,340,545	—
Release of guarantor from GSH to shareholder	2,841,034	—
Noncash distribution to owners of Other Affiliates	12,671,122	—
Earnest money receivable from Other Affiliates	2,521,626	—
Recognition of previously capitalized deferred transaction costs	2,932,426	—
Modification to existing lease	(40,968)	—
Recognition of derivative liability related to earnout	242,211,404	—
Recognition of derivative liability related to equity incentive plan	1,279,139	—
Recognition of warrant liability upon Business Combination	1,531,000	—
Forfeiture of private placement warrants upon Business Combination	(890,001)	—
Issuance of common stock upon the reverse recapitalization	39,933,707	—
Recognition of deferred tax asset upon Business Combination	1,870,310	—
Recognition of income tax payable upon Business Combination	701,871	—
Recognition of assumed assets and liabilities upon Business Combination, net	3,588,110	—
Noncash exercise of stock warrants	75	—
Noncash exercise of employee stock options	128,214	—
Forfeiture of employee stock options	(479,742)	—
Total non-cash financing activities	$320,077,435	$16,387,083
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 1 - Nature of operations and basis of presentation

The Company and Nature of Business

United Homes Group, Inc. (“UHG” or the “Company”), a Delaware corporation, is a homebuilding business which operates with a land-light strategy. The Company is a former blank check company incorporated on October 7, 2020 under the name DiamondHead Holdings Corp. (“DHHC”) as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

UHG constructs single-family residential homes and has active operations in South Carolina, North Carolina, and Georgia offering a range of residential products including entry-level attached and detached homes, first-time move up attached and detached homes and second move-up detached homes. The constructed homes appeal to a wide range of buyer profiles, from first-time to lifestyle buyers. The Company’s primary objective is to provide customers with homes of exceptional quality and value while maximizing its return on investment. The Company has grown by expanding its market share in existing markets and by expanding into markets contiguous to the current active markets.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022, the Condensed Consolidated Statements of Operations and Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022, and the Statement of Cash Flows for the nine months ended September 30, 2022 (“Legacy UHG financial statements”) have been prepared from Legacy UHG’s historical financial records and reflect the historical financial position, results of operations and cash flows of the Legacy UHG for the periods presented on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Statements of Changes in Stockholders’ Equity are adjusted for the retroactive application of the reverse recapitalization using the Exchange Ratio. The Legacy UHG financial statements present historical information and results attributable to the homebuilding operations of GSH. The Legacy UHG financial statements exclude GSH’s operations related to land development operations as Legacy UHG historically did not operate as a standalone company. The carve-out methodology was used since Legacy UHG’s inception until the Closing Date. Thus, after March 30, 2023, no carve-out amounts were included in UHG’s financial statements.

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

Collectively, these are referred to as “Other Affiliates” in these financial statements and represented as related parties (see Note 9 - Related party transactions).

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

Note 2 - Merger and Reverse Recapitalization

On the Closing Date, the following transactions were completed:

•Merger Sub merged with and into GSH, with GSH surviving the merger as a wholly owned subsidiary of the Company;

•All 1,000 shares of Class A common stock of GSH (“GSH Class A Common Shares”) issued and outstanding prior to the Closing Date were exchanged for 373,473 shares of Class A common stock of UHG (“UHG Class A Common Shares”);
•All 99,000 shares of Class B common stock of GSH (“GSH Class B Common Shares”) issued and outstanding prior to the Closing Date were exchanged for 36,973,877 shares of Class B common stock of UHG (“UHG Class B Common Shares”);
•All 2,426 outstanding options of GSH to acquire GSH Class A Common Shares were assumed by the Company and converted into options to acquire an aggregate of approximately 905,930 UHG Class A Common Shares (the “Rollover Options”);
•All 5,000 outstanding warrants to purchase GSH Class A Common Shares were assumed by the Company and converted into warrants to purchase 1,867,368 UHG Class A Common Shares (the “Assumed Warrants”);
•8,625,000 outstanding shares of DHHC Class B common stock held by DHP SPAC II Sponsor LLC (the “Sponsor”) converted into 4,160,931 UHG Class A Common Shares, all of which are subject to resale or transfer restrictions;
•The Company issued an aggregate of 1,755,063 UHG Class A Common Shares to the PIPE Investors, Lock-Up Investors and the Convertible Note Investors, pursuant to the terms of the PIPE Subscription Agreements, Share Lock-up Agreements and the PIPE Investment, (together the “PIPE Financings”), as described below.

As of the Closing Date and following the completion of the Business Combination, UHG had the following outstanding securities:
•10,621,073 UHG Class A Common Shares;
•36,973,877 UHG Class B Common Shares;
•2,966,664 warrants to purchase 2,966,664 UHG Class A Common Shares, each exercisable at a price of $11.50 per share, issued in connection with the DHHC initial public offering and held by the Sponsor and BlackRock Inc. and Millennium Management LLC (the “Anchor Investors”);
•8,625,000 warrants to purchase 8,625,000 UHG Class A Common Shares, each exercisable at a price of $11.50 per share, issued in connection with the DHHC initial public offering;
•1,867,368 Assumed Warrants to purchase 1,867,368 UHG Class A Common Shares, each exercisable at a price of $4.05 per share;
•905,930 Rollover Options to purchase 905,930 UHG Class A Common Shares, each exercisable at a price of $2.81 per share.

Earnout

In connection with the Business Combination, holders of GSH common shares, certain holders of stock options, and holders of GSH warrants (together, “GSH Equity Holders”), options held by employees and directors (“Employee Option Holders”) and the Sponsors (together, the “Earnout Holders”) are entitled to receive consideration in the form of common shares (“Earnout Shares”). The Company reserved 21,886,378 Earnout Shares for future issuance upon achievement of certain earnout conditions, of which 20,000,000 may be awarded to GSH Equity Holders and Employee Option Holders and 1,886,378 additional earnout shares may be awarded to the Sponsors. Refer to Note 15 - Earnout Shares.

In connection with the Closing, and under the terms of the Sponsor Support Agreement entered into in connection with the execution of the Business Combination Agreement, 1,886,378 shares of the 8,625,000 shares of DHHC Class B common stock held by the Sponsor were converted to Earnout Shares and became subject to vesting conditions based on the achievement of certain market-based share price thresholds. Refer to Note 15 - Earnout Shares for additional information regarding the terms and conditions of the Earnout Triggering Events. Of the remaining 6,738,622 shares of DHHC Class B common stock, 2,577,691 shares were forfeited and 4,160,931 shares were converted into UHG Class A Common Shares.

Convertible Note

In connection with the closing of the Business Combination, DHHC entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”), by and among itself, GSH, and a group of investors (the “Convertible Note Investors”). Pursuant to and at the closing of the transactions contemplated by the Note Purchase Agreement, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Convertible Promissory Notes (the “Notes,” or “Note PIPE Financing”) and, pursuant to the terms of share subscription agreements entered into between each Convertible Note Investor and UHG, an additional 744,588 UHG Class A Common Shares (the “PIPE Shares”) in a private placement PIPE investment (the “PIPE Investment”). Refer to Note 13 - Convertible Note for additional information on the accounting treatment for the Notes, including issuance costs.

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

The number of shares of UHG common stock issued immediately following the consummation of the Business Combination was as follows:

	Shares	Ownership %
DHHC public shareholders – UHG Class A Common Shares[1]	4,331,606	9.1%
DHHC sponsor shareholders – UHG Class A Common Shares	4,160,931	8.7%
GSH existing shareholders – UHG Class B Common Shares	36,973,877	77.7%
GSH existing shareholders – UHG Class A Common Shares	373,473	0.8%
Convertible Note Investors – UHG Class A Common Shares	744,588	1.6%
PIPE Investors - UHG Class A Common Shares	589,375	1.2%
Lock-up Investors - UHG Class A Common Shares	421,100	0.9%
Total Closing Shares	47,594,950	100%
______________________________
1Represents remaining DHHC Class A shares following share redemptions prior to the Business Combination.

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

Unaudited Interim Condensed Consolidated Financial Statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, notes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the audited financial statements of Legacy UHG for the year ended December 31, 2022 included in the Form S-1/A filed with the SEC on July 17, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2022, was derived from audited annual financial statements and adjusted for the retrospective recapitalization as described in Note 1 - Nature of operations and basis of presentation and Note 2 - Merger and Reverse Recapitalization but does not contain all of the note disclosures from the annual financial statements. Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of audited Legacy UHG financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022. The results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ended December 31, 2023, any other interim periods, or any future year or period.

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
–Developed lots - This inventory consists of land that has been developed for or acquired by the Company and where vertical construction is imminent. Developed lot costs are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot. As of September 30, 2023 and December 31, 2022, the amount of developed lots included in inventory was $23,725,065 and $16,205,448, respectively. Developed lots purchased at fair value from third parties and related parties was $23,150,065 and $10,052,179 as of September 30, 2023 and December 31, 2022, respectively, which is included in Developed Lots on the Condensed Consolidated Balance Sheets.

–Homes under construction - At the time construction of the home begins, developed lots are transferred to homes under construction within inventory. This inventory represents costs associated with active homebuilding activities which include, predominately, labor, materials and overhead costs related to home construction, capitalized interest, real estate taxes and land option fees. As of September 30, 2023 and December 31, 2022, the amount of inventory related to homes under construction included in homes under construction and finished homes was $85,322,597 and $141,863,561, respectively.

–Finished homes - This inventory represents completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes including associated selling, general, and administrative costs are expensed as incurred. As of September 30, 2023 and December 31, 2022, the amount of inventory related to finished homes included in homes under construction and finished homes was $23,498,419 and $22,133,926, respectively.

Goodwill - Goodwill represents the excess of purchase price over the fair value of the assets acquired and the liabilities assumed in a business combination. See Note 4 - Business Combinations, for details on recent acquisitions. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company evaluates goodwill for potential impairment on at least an annual basis. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.

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

The Company has entered into a shared services agreement with a related party that operates in the land development business in which the Company will provide accounting, IT, HR, and other administrative support services and receive property maintenance services and due diligence and negotiation assistance with purchasing third party finished lots. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates.

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

As of September 30, 2023 the Company recognized $77,333 of assets related to the services agreement included within Due from related party on the Condensed Consolidated Balance Sheets, and $20,138,083 of assets related to lot purchase agreements included within Lot purchase agreement deposits on the Condensed Consolidated Balance Sheets. There were no amounts associated with these agreements as of December 31, 2022. The Company determined these amounts to be the maximum exposure to loss due to involvement with the VIEs as the Company does not provide any financial guarantees or support to these related parties.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. For the three months ended September 30, 2023 and 2022, revenue recognized at a point in time from speculative home closings totaled $84,644,068, and $105,694,086, respectively, and for the three months ended September 30, 2023 and 2022, revenue recognized over time from construction activities on land owned by customers totaled $3,084,023, and $5,352,147, respectively. For the nine months ended September 30, 2023 and 2022, revenue recognized at a point in time from speculative home closings totaled $294,749,743, and $345,566,071, respectively, and for the nine months ended September 30, 2023 and 2022, revenue recognized over time from construction activities on land owned by customers totaled $9,896,679, and $16,385,703, respectively.

Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2023 and 2022, the Company incurred $511,505 and $460,457, respectively, in advertising and marketing costs. For the nine months ended September 30, 2023 and 2022, the Company incurred $1,485,185 and $2,286,890, respectively, in advertising and marketing costs.

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

Prior to the Business Combination, Legacy UHG was included in the tax filing of the shareholders of GSH, which was taxed individually under the provision of Subchapter S and Subchapter K of the Internal Revenue Code. Individual shareholders were liable for income taxes on their respective shares of GSH’s taxable income. No income tax liability nor income tax was allocated to Legacy UHG as of December 31, 2022 or for the nine months ended September 30, 2022, nor was there any recorded liability for uncertain tax positions.

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

The 8,625,000 warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”), the 2,966,664 Private Placement Warrants (as defined below), 21,491,695 Earnout Shares and certain stock options (as discussed in Note 14 - Share-based compensation) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments, earnout shares and stock options as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised or issued, respectively. The Public Warrant quoted market price was used as the fair value for the Public Warrants as of September 30, 2023. The Private Placement Warrants and the Earnout shares were valued using a Monte Carlo analysis. See the Earnout and Warrant Liabilities sections below for further detail on each instrument and their classification. Stock options were valued using Black‑Scholes valuation model. See Note 14 - Share-based compensation for further detail.

Earnout - In connection with the Business Combination, Earnout Holders are entitled to receive consideration in the form of Earnout Shares upon the Company achieving certain Triggering Events, as described in Note 15 - Earnout Shares. The contingent obligations to issue Earnout Shares to the Earnout Holders, excluding Employee Option Holders, are recognized as derivative liabilities in accordance with ASC 815. The liabilities were recognized at fair value on the Closing Date and are subsequently remeasured at each reporting date with changes in fair value recorded in the Condensed Consolidated Statements of Operations.

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

The estimated fair values of the Earnout Shares were determined by using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a daily basis over the Earnout Period as defined in Note 15 - Earnout Shares. The preliminary estimated fair values of the Earnout Shares were determined using the most reliable information available, including the current trading price of the UHG Class A Common Shares, expected volatility, risk-free rate, expected term and dividend rate.

The earnout liability is categorized as a Level 3 fair value measurement because the Company estimated projections during the Earnout Period utilizing unobservable inputs. See Note 5 - Fair Value Measurement for further detail on UHG’s accounting policy related to the fair value of financial instruments.

Warrant Liabilities- The Company assumed 8,625,000 publicly-traded warrants (“Public Warrants”) from DHHC’s initial public offering and 2,966,664 private placement warrants originally issued by DHHC (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants” or “Warrants”). Upon consummation of the Business Combination, each Common Stock Warrant issued entitled the holder to purchase one UHG Class A Common Share at an exercise price of $11.50 per share. The Common Stock Warrants are exercisable as of April 29, 2023. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain exceptions. During the three and nine months ended September 30, 2023, no Common Stock Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that both meet the definition of a derivative and will be accounted for in accordance with ASC Topic 815-40, as the Public Warrants and Private Placement Warrants are not considered indexed to UHG’s stock.

PIPE Investment - In connection with the closing of the Business Combination, GSH entered into the Note Purchase Agreement, dated March 21, 2023, and effective March 30, 2023, with DHHC and the Convertible Note Investors. As part of the PIPE Investment, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares. The aggregate proceeds received from the Convertible Note Investors was $75.0 million. Additionally, in connection with the Business Combination, (i) the PIPE Investors purchased from the Company an aggregate of (A) 471,500 UHG Class A Common Shares at a purchase price of $10.00 per share, and (B) 117,875 UHG Class A Common Shares at a purchase price of $0.01 per share for gross proceeds to the Company of approximately $4.7 million, pursuant to the PIPE Subscription Agreements, and (ii) the Lock-Up Investors purchased from the Company an aggregate of 421,100 UHG Class A Common Shares at a purchase price of $0.01 per share pursuant to the Share Lock-Up Agreements. Following the closing of the Business Combination, UHG notified each Lock-Up Investor that UHG waived the lock-up restriction contained in the Share Lock-Up Agreements.

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

The Notes are considered a hybrid financial instrument consisting of a debt “host” and embedded features. The Company evaluated the Notes at issuance for embedded derivative features and the potential need for bifurcation under ASC 815, and determined that the Notes contained embedded derivatives, including conversion features and redemption rights. Although the Company determined that a group of these embedded features which are contingent on certain events occurring, as further discussed in Note 13 - Convertible Note, would need to be bifurcated, the contingencies themselves are either entirely within the Company’s control or based on an event for which management considers the probability of occurring as extremely remote. Therefore, the group of embedded features which are contingent on certain events and required to be bifurcated would likely have minimal or no value and therefore deemed to not be material to the Condensed Consolidated Financial Statements.

The Company engaged an independent valuation firm to assist with the valuation of the Notes and the PIPE Shares. Refer to Note 13 - Convertible Note for further valuation details.

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

Recently Adopted Accounting Pronouncements – In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 significantly changes the way impairment of financial assets is recognized by requiring companies to immediately recognize estimated credit losses expected to occur over the remaining life of many financial assets. The immediate recognition of the estimated credit losses generally will result in an earlier recognition of allowance for credit losses on loans and other financial instruments. The Company adopted this ASU effective January 1, 2023. The adoption of ASC 326 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use the London Interbank Offered Rate (“LIBOR”) as a reference rate. During the three months ended March 31, 2023, the Company adopted Topic 848 and amended the related debt agreement (see Note 8 - Homebuilding debt and other affiliate debt). The adoption of Topic 848 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Note 4 - Business Combinations

In August 2023, the Company entered the Raleigh, North Carolina market through the acquisition of selected assets of Herring Homes, LLC (“Herring Homes”) for a purchase price of $2,166,516 in cash. The results of operations have been included in the financial statements since August 18, 2023, the effective date of the acquisition. The purchase price for the acquisition was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $500,000. The goodwill arising from the acquisition consists largely of the expected synergies from establishing a market presence in Raleigh and the experience and reputation of the acquired management team. The remaining basis of $1,666,516 is primarily comprised of the fair value of the acquired developed lots and lot purchase agreement deposits with limited other assets and liabilities. Transaction costs were not material and were expensed as incurred.

The Company has entered into an agreement with Herring Homes, LLC to provide certain services including providing the use of UHG employees to finish unacquired WIP and treasury management in exchange for fees outlined in the agreement. For the three and nine months ended September 30, 2023, the Company recorded $50,000, $95,086, and $88,931 in Revenue, Other (expense) income, net, and Cost of sales, respectively. Subsequent to the acquisition, UHG acquired 50 lots for a fair value of $4.9 million in the Raleigh, North Carolina market.

Note 5 - Fair Value Measurement

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

Due to the short-term nature of the Company’s Cash and cash equivalents, Accounts receivable, and Accounts payable, the carrying amounts of these instruments approximate their fair value. Lot purchase agreement deposits are recorded at the agreed-upon contract value, which approximates fair value. The interest rates on the Homebuilding debt and other affiliate debt vary and are the greater of either a reference rate plus an applicable margin, or the base rate plus the aforementioned applicable margin. Refer to Note 8 - Homebuilding debt and other affiliate debt for additional detail on the determination of these instruments’ interest rate. As the reference rate of the Homebuilding debt and other affiliate debt at any point in time is reflective of the current interest rate environment the Company operates in, the carrying amount of these instruments approximates their fair value.

The Convertible note payable is presented on the Condensed Consolidated Balance Sheet at its amortized cost and not at fair value. As of September 30, 2023, the fair value of the convertible note is $142,700,000. See Note 13 - Convertible Note for further details on how the fair value was estimated.

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

The estimated fair value of the Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability and Convertible note payable is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 16 - Warrant liability, Note 15 - Earnout Shares, Note 14 - Share-based compensation, and Note 13 - Convertible Note respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and indicates the fair value hierarchy of the valuation. There were no assets or liabilities that are measured at fair value as of December 31, 2022.

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$50,989,047	$50,989,047
Derivative private placement warrant liability	—	—	2,046,998	2,046,998
Derivative public warrant liability	5,261,250	—	—	5,261,250
Derivative stock option liability	—	—	244,639	244,639
Total Derivative Liability	$5,261,250	$—	$53,280,684	$58,541,934

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the nine month period ended September 30, 2023 and the year ended December 31, 2022.

The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis:

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability
Liability at January 1, 2023	$—	$—	$—
Recognition	242,211,404	625,370	1,189,685
Forfeitures	—	(890,001)	—
Change in fair value	203,418,892	1,213,963	922,263
Liability at March 31, 2023	$445,630,296	$949,332	$2,111,948
Forfeitures	$—	$—	$(817,862)
Exercise of liability awards	—	—	(272,621)
Change in fair value	(245,918,719)	1,394,332	(527,315)
Liability at June 30, 2023	$199,711,577	$2,343,664	$494,150
Recognition			$89,454
Change in fair value	(148,722,530)	(296,666)	(338,965)
Liability at September 30, 2023	$50,989,047	$2,046,998	$244,639

Note 6 - Capitalized interest

The Company accrues interest on the Company’s Homebuilding debt. That debt is used to finance homebuilding operations (see Note 8 - Homebuilding debt and other affiliate debt) and the associated interest is capitalized during active development of the home and included within inventory for Homes under construction and finished homes. Capitalized interest is expensed to Cost of sales upon the sale of the home. The Company also accrued interest on the Company’s Convertible note payable. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense within Other (expense) income, net in the period incurred (see Note 13 - Convertible Note). Capitalized interest activity is summarized in the table below for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capitalized interest at beginning of the period:	$847,951	$969,337	$1,250,460	$1,190,318
Interest incurred	4,779,675	1,623,028	12,343,274	3,361,561
Interest expensed:
Amortized to cost of sales	(1,531,318)	(1,582,819)	(6,078,117)	(3,542,333)
Directly to interest expense	(2,039,512)	—	(5,458,821)	—
Capitalized interest at September 30:	$2,056,796	$1,009,546	$2,056,796	$1,009,546

Note 7 - Property and equipment

Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

Asset Group	September 30, 2023	December 31, 2022
Furniture and fixtures	$507,972	$688,487
Leasehold improvements	380,187	380,187
Machinery and equipment	55,882	1,037,231
Office equipment	23,221	165,774
Vehicles	176,455	750,950
Total Property and equipment	$1,143,717	$3,022,629
Less: Accumulated depreciation	(500,363)	(1,636,931)
Property and equipment, net	$643,354	$1,385,698

Depreciation expense, included within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations was $23,594 and $89,667 for the three months ended September 30, 2023 and 2022, respectively and $154,474 and $264,884, for the nine months ended September 30, 2023 and 2022, respectively.

Note 8 - Homebuilding debt and other affiliate debt

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

The advances from the revolving construction lines, reflected as Homebuilding debt, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of September 30, 2023 and December 31, 2022.

The following table and descriptions summarize the Company’s debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication
Wells Fargo Bank	8.02%	$16,844,806
Regions Bank	8.02%	14,253,298
Flagstar Bank	8.02%	12,957,543
United Bank	8.02%	10,366,035
Third Coast Bank	8.02%	7,774,526
Total debt on contracts		$62,196,208

	December 31, 2022
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Other Affiliates(1)	Total
Wells Fargo Bank	4.98%	$34,995,080	$8,203,772	$43,198,852
Regions Bank	4.98%	27,550,618	—	27,550,618
Texas Capital Bank	4.98%	19,676,552	—	19,676,552
Truist Bank	4.98%	19,659,329	—	19,659,329
First National Bank	4.98%	7,870,621	—	7,870,621
Anderson Brothers	4.74%	—	2,841,034	2,841,034
Total debt on contracts		$109,752,200	$11,044,806	$120,797,006
______________________________
(1)Outstanding balances relate to bank financing for land acquisition and development activities of Other Affiliates for which the Company is the co-obligor or has an indirect guarantee of the indebtedness of the Other Affiliates. In addition, the $8,203,772 of Other Affiliates debt with Wells Fargo Bank as of December 31, 2022 is part of the Wells Fargo Syndication.

Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line was a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that could be exercised upon approval from Wells Fargo. The Syndicated Line also included a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated (“First Amendment”) on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation) and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 (“Second Amendment Date”). As a result of the Second Amendment, UHG became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition, Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. No other significant terms of the arrangements were changed other than those relating to the financial covenants and interest rate terms described below.

The remaining availability to be drawn down on the Syndicated Line was $48,776,907 as of September 30, 2023 and $12,015,246 as of December 31, 2022. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (x) $65 million and (y) 25% of positive after-tax income until the Amendment Date (which amount is subject to increase over time based on earnings) and no less than $70 million from the Amendment Date until June 30, 2023, no less than $70 million plus 25% of quarterly earnings on and after June 30, 2023 until the Second Amendment Date, no less than the sum of (x) $70 million and (y) 25% of positive actual consolidated earnings earned in any fiscal quarter end, plus 100% of new equity contributed to the Company, plus 100% of any new equity contributed as well as increases from an equity issuance or repurchase of equity interests on or after the Second Amendment Date (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.75 to 1.00 for any fiscal quarter until the Amendment Date, 2.50 to 1.00 for any fiscal quarter after the Amendment Date until December 31, 2023, and 2.25 to 1.00 for any fiscal quarter thereafter (c) a minimum debt service coverage ratio to be less than 2.50 to 1.00 for any fiscal quarter, and (d) a minimum liquidity amount of not less than $15,000,000 at all times until the Second Amendment Date, and not less than the greater of i) $20,000,000 or ii) an amount equal to 1.50x the trailing twelve month interest incurred on or after the Second Amendment Date and (e) unrestricted cash of not less than $7,500,000 until the Second Amendment Date and not less than 50% of the required liquidity on or after the Second Amendment Date. The Company was in compliance with all debt covenants as of September 30, 2023. Legacy UHG was in compliance with all debt covenants as of December 31, 2022.

The interest rates on the borrowings under the Syndicated Line vary based on the leverage ratio. In connection with the First Amendment, the benchmark interest rate was converted from LIBOR to Secured Overnight Financing Rate (“SOFR”), with no changes in the applicable rate margins. The interest rate is based on the greater of either LIBOR prior to Amendment Date or SOFR post Amendment Date plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.

Other Affiliates debt

The amounts in Other Affiliates debt are unrelated to the operations of Legacy UHG, and therefore, an equal amount is included as an offset in Retained Earnings in lieu of Additional paid-in capital. For the nine months ended September 30, 2023 and 2022, Other Affiliates borrowed $136,773, and $9,456,206, respectively. These amounts are recorded on the Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination that closed on March 30, 2023 as discussed in Note 1. As a result there is no remaining debt balance associated with Other Affiliates as of September 30, 2023.

In connection with the amendments of the Syndicated Line, the Company incurred debt issuance costs, of which $3,240,984 is deferred and will be amortized over the remaining life of the Syndicated Line. The amendments are accounted for as modifications of an existing line of credit under ASC 470, Debt for any lenders that continue to participate in the Syndicated Line, therefore, any previously unamortized deferred costs related to those lenders continue to be amortized over the remaining life of the Syndicated Line. The Company expensed all remaining unamortized deferred costs for any lenders that no longer participate in the Syndicated Line as of the Second Amendment Date. The Company recognized $358,325 and $81,149, respectively, of amortized deferred financing costs within Other (expense) income, net for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $694,219 and $283,157 of amortized deferred financing costs within Other (expense) income, net for the nine months ended September 30, 2023 and 2022, respectively. Outstanding deferred financing costs related to the Company’s Homebuilding debt were $3,257,825 and $690,804 as of September 30, 2023 and 2022, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the debt is a revolving arrangement.

Note 9 - Related party transactions

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

The below table summarizes Legacy UHG transactions with the Land Development Affiliates and Other Operating Affiliates for the nine months ended September 30, 2023 and 2022.

	Nine Months ended September 30, 2023
	Land Development Affiliates	Other Operating Affiliates	Total
Financing cash flows:
Land development expense	$(384,349)	$—	$(384,349)
Other activities	(225,392)	(422,342)	(647,734)
Total financing cash flows	$(609,741)	$(422,342)	$(1,032,083)

Non-cash activities
Settlement of co-obligor debt to other affiliates	$8,340,545	$—	$8,340,545
Release of guarantor from GSH to shareholder	2,841,034	—	2,841,034
Credit for earnest money deposits	2,521,626	—	2,521,626
Total non-cash activity	$13,703,205	$—	$13,703,205

	Nine Months ended September 30, 2022
	Land Development Affiliates	Other Operating Affiliates	Total
Financing cash flows:
Land development expense	$(29,264,304)	$(665,777)	$(29,930,081)
Other activities	(1,928,677)	(748,777)	(2,677,454)
Cash transfer	—	(5,000,000)	(5,000,000)
Total financing cash flows	$(31,192,981)	$(6,414,554)	$(37,607,535)

Non-cash activities
Acquisition of developed lots	13,822,570	—	13,822,570
Total non-cash activity	$13,822,570	$—	$13,822,570

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

Cash transfer – A direct cash contribution to Other Affiliates from Legacy UHG. Legacy UHG transferred cash to a related party. This cash transfer is in anticipation of separating the homebuilding operations from land development operations.

Acquisition of developed lots from related parties in settlement of Due from Other Affiliates – Once the Land Development Affiliates of Legacy UHG developed the raw parcels of land, they transferred the land to Legacy UHG in a non-cash transaction. The transfer amount was derived from the costs incurred to develop the land.

Leases
In addition to the transactions above, Legacy UHG has entered into four separate operating lease agreements with a related party. The terms of the leases, including rent expense and future minimum payments, are described in Note 12 - Commitments and contingencies.

Services agreement
The Company shares office spaces with a related party and certain employees of the Company provide services to the same related party, as such, the Company is allocating certain shared costs to the related party in line with a predetermined methodology based on headcount. During the three and nine months ended September 30, 2023 the Company allocated overhead costs to the related party in the amount of $64,614 and $375,805, respectively, and was charged for property maintenance services in the amount of $0 and $71,672, respectively, by the same related party. The remaining balance outstanding as of September 30, 2023 is a receivable of $77,333 and is presented within Due from related party on the Condensed Consolidated Balance Sheet.

General contracting
The Company has been engaged as a general contractor by several related parties. For the three months ended September 30, 2023 and 2022, Revenue of $1,002,900 and $582,225, respectively, and Cost of sales of $953,802 and $342,686, respectively, were recognized in the Statement of Operations. For the nine months ended September 30, 2023 and 2022, Revenue of $2,435,186 and $1,437,235, respectively, and Cost of sales of $2,165,259 and $1,197,695, respectively, were recognized in the Statement of Operations.
Other
The Company utilizes a related party vendor to perform certain civil engineering services. For the three and nine months ended September 30, 2023, expenses of $13,125 and $61,037, respectively, were recognized in the Statement of Operations.

Note 10 - Lot purchase agreement deposits

The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 10% - 15% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price. Such contracts enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings.

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

Post Business Combination, the Company continues to purchase lots from the former Land Development Affiliates of Legacy UHG, however, as the Company is no longer owned by the shareholders of GSH, the Company must pay lot purchase agreement deposits to acquire lots. As such, as of September 30, 2023 all interests in lot purchase agreements, including with related parties, is recorded within Lot purchase agreement deposits on the Condensed Consolidated Balance Sheet and presented in the table below. The following table provides a summary of the Company’s interest in lot purchase agreements as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Lot purchase agreement deposits	$24,605,584	$3,804,436
Remaining purchase price	205,799,113	65,451,928
Total contract value	$230,404,697	$69,256,364

Out of the $24,605,584 lot purchase agreement deposits outstanding as of September 30, 2023, $20,138,083 are with related parties.

The Company has the right to cancel or terminate the lot purchase agreement at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid. The cancellation or termination of a lot purchase agreement results in the Company recording a write-off of the nonrefundable deposit to Cost of sales. For the three and nine months ended September 30, 2023 and 2022, the Company had no forfeited lot purchase agreement deposits. The deposits placed by the Company pursuant to the lot purchase agreements are deemed to be a variable interest in related party land developers but not in the third-party land developers. See Note 3 - Summary of significant accounting policies for the policy and conclusions about unconsolidated variable interest entities.

Note 11 - Warranty reserves

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

The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Warranty reserves at beginning of the period	$1,371,412	$1,275,594
Reserves provided	754,027	1,156,027
Payments for warranty costs and other	(751,558)	(1,060,209)
Warranty reserves at end of the period	$1,373,881	$1,371,412

Note 12 - Commitments and contingencies

Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $229,407 and $95,185 within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, respectively. The Company recognized an operating lease expense of $617,194 and $418,147 within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022, respectively.

Operating lease expense included variable lease expense of $15,578 and $27,822 for the three months ended September 30, 2023 and 2022, respectively, Operating lease expense included variable lease expense of $36,037 and $64,048 for the nine months ended September 30, 2023 and 2022, respectively.

The weighted-average discount rate for the operating leases was 7.25% and 3.21% during the nine months ended September 30, 2023 and 2022, respectively.

The weighted-average remaining lease term was 1.91 and 2.33 years for the nine months ended September 30, 2023 and 2022, respectively.

During the year ended December 31, 2022, Legacy UHG closed on 19 sale-leaseback transactions with related parties, whereby it is the lessee. Leases commenced on January 1, 2023. The Company is responsible for paying the operating expenses associated with the model homes while under lease. The rent expense associated with sale-leaseback agreements that mature in less than 12 months (and are excluded thus from the ROU asset and lease liability) is $59,075 and $195,125, respectively, for the three and nine months ended September 30, 2023.

The maturity of the contractual, undiscounted operating lease liabilities as of September 30, 2023 are as follows:

Lease Payment
2023	$145,691
2024	395,064
2025	190,073
2026	43,094
2027 and thereafter	—
Total undiscounted operating lease liabilities	$773,922
Interest on operating lease liabilities	(50,653)
Total present value of operating lease liabilities	$723,269

The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in our recognized operating ROU assets and operating lease liabilities. The Company recorded $73,409 and $20,067 of rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, respectively, and $256,282 and $74,582 for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 13 - Convertible Note

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

The Notes also contain additional conversion, redemption, and payment provision features, at the option of the holder, which can be exercised upon contingent events such as the Company defaulting on the Notes, a change of control in the ownership of the Company, or other events requiring indemnification. As the contingent events are either entirely within the Company’s control or based on an event for which management considers the probability of occurring as extremely remote, these features which are required to be bifurcated, would likely have minimal or no value, and therefore deemed to not be material to the Condensed Consolidated Financial Statements.

The fair value of the Notes was calculated using a Binomial model and a Monte Carlo model. The PIPE Shares were valued using a Discounted Cash Flow Model. The Company will accrete the value of the discount across the expected term of the Note using the effective interest method.

The below table presents the outstanding balance of the Notes as of September 30, 2023:

September 30, 2023
Beginning Balance – Par	$80,000,000
Unamortized Discount	(12,425,292)
Carrying Value	$67,574,708

Interest expense included within Other (expense) income, net on the Condensed Consolidated Statements of Operations was $2.0 million and $5.5 million for the Notes for the three and nine months ended September 30, 2023, respectively. Interest expense included within Cost of sales on the Condensed Consolidated Statements of Operations was $0.3 million and $0.3 million for the Notes for the three and nine months ended September 30, 2023, respectively.

The following assumptions were used in the Binomial and Monte Carlo valuation models to determine the estimated fair value of the Notes at the issue date, March 30, 2023 and as of September 30, 2023.

	September 30, 2023	March 30, 2023
Risk-free interest rate	4.70%	3.80%
Expected volatility	40%	40%
Expected dividend yield	—%	—%

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

Note 14 - Share-based compensation

Equity Incentive Plans

In January 2022, the Board of Directors of GSH approved and adopted the Great Southern Homes, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan was administered by a committee appointed by the Board of Directors and had reserved 3,000 common shares to be issued as equity-based awards to directors and employees of GSH. The number of awards reserved was subject to change based on certain corporate events or changes in GSH’s capital structure and the shares vest ratably over four years. The 2022 Plan defined awards to include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. Effective as of March 30, 2023, in connection with the Business Combination, the Company’s board of directors adopted the United Homes Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) at which time the 2022 Plan was terminated. The outstanding options prior to the Business Combination were cancelled in exchange of substantially equivalent options to acquire shares of Common Stock of the Company based on the Exchange Ratio for the UHG common shares in the Business Combination. No further grants can be made under the 2022 Plan. The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will automatically increase each January 1, beginning on January 1, 2024, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's board of directors. Each replacement stock option is subject to the same terms and conditions as were applicable under the 2022 Plan.

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

	Stock options	Weighted-Average Per share Exercise price
Outstanding, December 31, 2022	870,567	$2.81
Granted	3,300,000	11.46
Exercised	(2,054)	2.81
Forfeited	(114,283)	2.81
Outstanding, September 30, 2023	4,054,230	9.85
Options exercisable at September 30, 2023	193,646	$2.81

The aggregate intrinsic value of the stock options outstanding was $2,104,020 and $7,460,132 as of September 30, 2023 and December 31, 2022 respectively. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the price of the option. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations. Stock compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 was $1,100,007 and $51,116, respectively, and $1,561,616 and $145,826 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was unrecognized stock compensation expense related to non-vested stock option arrangements totaling $16,417,253. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 3.43 years.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the year ended December 31, 2022 adjusted by the Exchange Ratio, the fair value of stock options immediately before the original award was replaced, the fair value of stock options replaced on the replacement date and the fair value of options issued during the nine months ended September 30, 2023.

Inputs	Nine Months Ended September 30, 2023	March 30, 2023	January 19, 2022
Risk-free interest rate	3.97% - 4.68%	3.77%	1.82%
Expected volatility	40%	40%	35%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.25	5.10	6.25
Fair value of options	$3.00 - $5.38	$10.41	$1.06

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

Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The derivative liability of stock options amounts to $244,639 and is included within Derivative liability on the Condensed Consolidated Balance Sheet as of September 30, 2023.

Restricted Stock Units (“RSUs”)

On September 12, 2023, the Company granted time-based restricted stock units to certain participants under the 2023 Plan that are stock-settled with UHG Class A Common Shares. The time-based restricted stock units granted under the 2023 Plan vest annually over four years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $6,007 for the three and nine months ended September 30, 2023. As of September 30, 2023, there was unrecognized pre-tax compensation expense of $481,600 related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.95 years.

The time-based restricted stock unit activity for the nine months ended September 30, 2023 was as follows:

	Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2022	—	$—
Granted	73,992	6.59
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2023	73,992	6.59

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock warrants granted during the year ended December 31, 2022. There were no warrants granted during the nine month period ended September 30, 2023.

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

On April 28, 2023, a warrant holder of the stock warrants exercised their warrants. 1,120,421 stock warrants were exercised in a cashless exercise whereby the Company issued 748,020 UHG Class A Common Shares in accordance with the conversion terms. As of September 30, 2023, there are 746,947 stock warrants outstanding.

Earnout Employee Optionholders

The Earnout Shares issuable to holders of equity stock options as of the Closing Date are accounted for as equity classified stock compensation and do not have a requisite service period. During the nine months ended September 30, 2023, the Company recognized a one-time stock-based compensation expense related to the Earnout of $4.4 million, which is excluded from the above stock-based compensation expense table. See Note 15 - Earnout Shares for the assumptions and inputs used in the valuation of the Earnout Shares.

Note 15 - Earnout Shares

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

As discussed in Note 3 - Summary of significant accounting policies, there are two units of account within the Earnout Shares depending on the Earnout Holder. If the Earnout Holder is either a GSH Equity Holder or Sponsor, the instrument will be accounted for as a derivative liability. If the Earnout Holder is an Employee Option Holder, the instrument will be accounted for as an equity classified award. The following table summarizes the number of Earnout Shares allocated to each unit of account as of September 30, 2023:

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

As of September 30, 2023, the fair value of the Earnout Shares was $2.86 per share issuable upon Triggering Event I, $2.26 per share issuable upon Triggering Event II and $1.81 per share issuable upon Triggering Event III.

The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

Inputs	September 30, 2023	March 30, 2023
Current stock price	$5.60	$12.68
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	4.50	5.00
Earnout period (in years)	4.50	4.75
Risk-free interest rate	4.70%	3.75%
Expected volatility	40%	40%
Expected dividend yield	—%	—%

The change in the fair value of the Earnout Shares between March 30, 2023 and September 30, 2023 was primarily attributable to the decrease in the current stock price of the Company from $12.68 as of March 30, 2023 to $5.60 as of September 30, 2023.

As none of the earnout Triggering Events have occurred as of September 30, 2023, no shares have been distributed.

Note 16 - Warrant liability

Immediately prior to the Closing Date, 2,966,669 of the 5,933,333 Private Placement Warrants were forfeited. The remaining 2,966,664 Private Placement Warrants were recognized as a liability on the Closing Date at fair value. The Private Placement Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the three and nine months ended September 30, 2023 resulted in a gain of $0.3 million and loss of $2.3 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

Inputs	September 30, 2023	March 30, 2023
Current stock price	$5.60	$12.68
Exercise price	$11.50	$11.50
Expected life (in years)	4.50	5.00
Risk-free interest rate	4.70%	3.75%
Expected volatility	40%	40%
Expected dividend yield	—	—

The Public Warrants were initially recognized as a liability on the Closing Date at a fair value. The Public Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the three and nine months ended September 30, 2023 resulted in a gain of $0.3 million and loss of $4.4 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

Note 17 - Income taxes

For the three and nine months ended September 30, 2023, the Company recognized income tax expense of $1,735,839 and $2,372,300, respectively, which includes discrete items of $982,981 for adjustments to deferred revenue and deferred costs during the quarter. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated effective tax rate for the nine months ended September 30, 2023, including the impact of discrete items, is 44.7%. Excluding discrete items, the Company’s annual effective tax rate is 26.2%. This differs from the federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible expenses. The Company has determined that changes in fair value of derivative liabilities, as well as offsetting tax adjustments, will be treated as discrete items in the period incurred.

Great Southern Homes, Inc., a consolidated subsidiary of the Company, had a change in tax status from an S Corporation to a C Corporation on March 30, 2023. In connection with its change in status to a taxable entity, the Company has recorded, for the nine months ended September 30, 2023, discrete items of $982,981 in order to establish various deferred tax balances, primarily attributable to timing differences in revenue recognition. Only income recognized during the period in which Great Southern Homes, Inc. was a taxable entity is included in the calculation of the consolidated estimated annual effective tax rate for the nine months ended September 30, 2023.

Note 18 - Employee benefit plan

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

Total contributions paid to the plans for Legacy UHG’s employees for the three months ended September 30, 2023 and 2022 were approximately $51,570, and $36,517, respectively, and $168,682 and $134,862 for the nine months ended September 30, 2023 and 2022, respectively. These amounts are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

Note 19 - Net Earnings Per Share

The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.

The weighted average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. The equity structure of the Company for the three and nine months ended September 30, 2023 reflects the equity structure of DHHC, including the equity interests issued by DHHC to effect the business combination.

The following table sets forth the computation of the Company’s basic and diluted net profit per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$150,842,687	$15,672,957	$191,701,118	$58,592,891
Basic income available to common shareholders	$150,842,687	$15,672,957	$191,701,118	$58,592,891

Effect of dilutive securities:
Add back:
Interest on Convertible note, net of tax	1,752,570	—	4,276,020	—
Change in fair value of stock options - liability classified, net of tax	(250,156)	—	(306,489)	—
Diluted income available to common shareholders	$152,345,101	$15,672,957	$195,670,649	$58,592,891

Weighted-average number of common shares outstanding - basic	48,356,057	37,347,350	44,723,915	34,884,887
Effect of dilutive securities:
Convertible notes	16,000,000	—	8,379,450	—
Stock options - equity classified	—	472,719	206,271	180,840
Stock options - liability classified	43,259	—	70,894	—
Stock warrants	406,708	889,583	775,027	305,594
Weighted-average number of common shares outstanding - diluted	64,806,024	38,709,652	54,155,557	35,371,321

Net earnings per common share:
Basic	$3.12	$0.42	$4.29	$1.68
Diluted	$2.35	$0.40	$3.61	$1.66

The following table summarizes potentially dilutive outstanding securities for that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Private placement warrants	2,966,664	—	23,618	—
Public warrants	8,625,000	—	68,664	—
Stock options - equity classified	3,914,673	—	—	—
Restricted stock units	14,477	—	4,826	—
Total anti-dilutive features	15,520,814	—	97,108	—

The Company’s 21,886,378 Earnout Shares are excluded from the anti-dilutive table above for the three and nine months ended September 30, 2023, as the underlying shares remain contingently issuable as the Earnout Triggering Events have not been satisfied.

Note 20 - Subsequent events

Management has performed an evaluation of subsequent events after the Balance Sheet date of September 30, 2023 through the date the Condensed Consolidated Financial Statements were issued.

On October 25, 2023 (“the Closing Date”), the Company completed the acquisition of 100% of the common stock of Rosewood Communities, Inc., a South Carolina corporation (“Rosewood”) (the “Rosewood Acquisition”). The purchase price for the Rosewood Acquisition consisted of (a) cash at the Closing in the amount of $13.0 million, subject to a customary post-closing adjustment based on the Closing Book Value of Rosewood as of the Closing Date, (b) a warranty reserve of $0.3 million to be used to satisfy Rosewood warranty claims, and (c) the potential future payment of an earnout generally equal to 25% of EBITDA attributable to Rosewood’s business through December 31, 2025. In addition, the Company paid off approximately $10.0 million of liabilities of Rosewood. The Company has not yet completed its evaluation and determination of consideration paid and certain assets and liabilities acquired in accordance with ASC 805, Business Combinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
References to the “Company,” “UHG,” “our,” “us” or “we” refer to United Homes Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview

UHG designs, builds and sells homes in South Carolina, North Carolina and Georgia. The geographical markets in which UHG presently operates its homebuilding business are currently high-growth markets, with substantial in-migrations and employment growth. Prior to the Business Combination (discussed below), GSH’s business historically consisted of both homebuilding operations and land development operations. Recently, GSH separated its land development operations and homebuilding operations across separate entities in an effort to adopt best practices in the homebuilding industry associated with ownership and control of land and lots and production efficiency. Following the separation of the land development business, which is now primarily conducted by affiliated land development companies (collectively, the “Land Development Affiliates”) that are outside of the corporate structure of UHG, it employs a land-light lot operating strategy, with a focus on the design, construction and sale of entry-level, first move up and second move up single-family houses. UHG principally builds detached single-family houses, and, to a lesser extent, attached single-family houses, including duplex houses and town houses.

UHG’s pipeline as of September 30, 2023 consists of 8,635 lots, which includes lots that are owned or controlled by Land Development Affiliates and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts.

Since its founding in 2004, UHG has delivered approximately 13,000 homes and currently builds in approximately 63 active subdivisions at prices that generally range from $200,000 to $500,000. For the three months ended September 30, 2023 and 2022, UHG had 272 and 175 net new orders, and generated approximately $87.7 million and $111.0 million in revenue on 283 and 343 closings, respectively. For the nine months ended September 30, 2023 and 2022, UHG had 1,002 and 988 net new orders, and generated approximately $304.6 million and $362.0 million in revenue on 996 and 1,216 closings, respectively.

UHG’s plan to grow its business is multifaceted. UHG plans to continue to execute its external growth strategy, expanding into new markets and increasing community count via targeted acquisitions of complementary private homebuilders and homebuilding operations. UHG also expects to grow both organically, arising out of its historical operations, and through expansion of its business verticals. Organically, community count is expected to continue to increase in 2023, and UHG expects the average community size to increase, based on new communities currently under development. UHG’s business verticals positioned to further drive the Company’s growth include its mortgage joint venture Homeowners Mortgage, LLC (the “Joint Venture”) and build-to-rent (“BTR”) platform, pursuant to which UHG will work together with institutional investors for development of BTR communities. UHG expects that continued operation of the Joint Venture, which began generating revenue in July 2022, will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates.

UHG revenues decreased from approximately $111.0 million for the three months ended September 30, 2022 to $87.7 million for the three months ended September 30, 2023. For the three months ended September 30, 2023, UHG generated net income of approximately $150.8 million, which included $149.7 million related to the change in fair value of derivative liabilities, gross profit of 19.8%, adjusted gross profit of 22.1%, and adjusted EBITDA margin of 10.0%, representing an increase of $135.1 million, and a decrease of (6.3)%, (5.4)%, and (6.2)%, respectively, from the three months ended September 30, 2022.

UHG revenues decreased from approximately $362.0 million for the nine months ended September 30, 2022 to $304.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, UHG generated net income of approximately $191.7 million, which included 185.0 million related to the change in fair value of derivative liabilities, gross profit of 19.1%, adjusted gross profit of 21.2%, and adjusted EBITDA margin of 10.0% representing an increase of $133.1 million, and a decrease of (7.8)%, (6.5)%, and (8.0)%, respectively, from the nine months ended September 30, 2022.

Adjusted gross profit, EBITDA, adjusted EBITDA, and EBITDA Margin are not financial measures under GAAP. See “UHG’s Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.

Over the last year the homebuilding industry has faced headwinds due to macro-economic factors, such as rising inflation and the Federal Reserve’s response of raising interest rates beginning in March 2022 and continuing through July 2023. As a result, new home demand has been negatively impacted by affordability concerns from higher mortgage rates. In response to softer demand for new homes, UHG introduced additional sales incentives starting in the second half of 2022 and continuing through 2023, mostly in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs.

Although UHG continues to deal with pricing fluctuations related to building materials, labor and lot costs, UHG has experienced a significant decline in lumber prices from the peak prices in 2022. UHG does have remaining inventory with various levels of framing costs, which will be reflected in the margins for these homes. There has also been overall improvement in the supply chain, which, coupled with UHG’s standardization of certain features of its homes, has improved construction cycle times. While UHG cannot predict the extent to which the aforementioned factors will impact its performance, it believes that its land-light business model positions them well to effectively navigate market volatility.

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

The accompanying results of operations for the three and nine months ended September 30, 2022 (“Legacy UHG financial statements”) have been prepared from Legacy UHG’s historical financial records and reflect the historical financial position. Results of operations of Legacy UHG for the periods presented are on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Legacy UHG financial statements present historical information and results attributable to the homebuilding operations of GSH. The Legacy UHG financial statements exclude GSH’s operations related to land development operations as Legacy UHG historically did not operate as a standalone company. The carve-out methodology was used since Legacy UHG’s inception until the Closing date. Refer to Note 1 - Nature of operations and basis of presentation and Note 2 - Merger and Reverse Recapitalization in the notes to the UHG Condensed Consolidated Financial Statements included elsewhere in this quarterly report for more information on the Business Combination and Basis of Presentation.

Recent Developments

Herring Homes Acquisition

In August 2023, UHG entered the Raleigh, North Carolina market through the acquisition of selected assets of Herring Homes, LLC (“Herring Homes”) for a purchase price of $2.2 million in cash. UHG recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $0.5 million. The goodwill arising from the acquisition consists largely of the expected synergies from establishing a market presence in Raleigh and the experience and reputation of the acquired management team. The remaining basis of approximately $1.7 million is primarily comprised of the fair value of 12 acquired developed lots and lot purchase agreement deposits with limited other assets and liabilities. Subsequent to the acquisition, UHG acquired 50 lots for a fair value of $4.9 million in the Raleigh, North Carolina market.

Rosewood Communities Acquisition

On October 25, 2023 (“the Closing Date”), subsequent to the third quarter, the Company completed the acquisition of 100% of the common stock of Rosewood Communities, Inc (“Rosewood”) (the “Rosewood Acquisition”). The purchase price for the Rosewood Acquisition consisted of (a) cash at the Closing in the amount of $13.0 million, subject to customary post-closing adjustment based on the Closing Book Value of Rosewood as of the Closing Date, (b) a warranty reserve of $0.3 million to be used to satisfy Rosewood warranty claims, and (c) the potential future payment of an earnout generally equal to 25% of EBITDA attributable to Rosewood’s business through December 31, 2025. In addition, the Company paid off approximately $10.0 million of liabilities of Rosewood. The acquisition is expected to expand UHG’s existing footprint in the Greenville and Clemson markets.
Components of UHG’s Operating Results

Below are general definitions of the Condensed Consolidated Statements of Operations line items set forth in UHG’s period over period changes in results of operations.

Revenues

Revenues predominantly include the proceeds from the closing of homes sold to UHG’s customers. Revenues from home sales are recorded at the time each home sale is closed and closing conditions are met. Performance obligations are generally satisfied at a point in time when the control of the home is transferred to the customer. Control is considered to be transferred to the customer at the time of closing when the title and possession of the home are received by the homebuyer. In some contracts, the customer controls the underlying land upon which the home is constructed. For these specific contracts, the performance obligation is satisfied over time. Revenue for these contracts is recognized using the input method based on costs incurred as compared to total estimated project costs. Proceeds from home sales are generally received within a few days after closing. Home sales are reported net of sales discounts. The pace of net new orders, average home sales price, and the amount of upgrades or options selected impact UHG’s recorded revenues in a given period.

Cost of Sales

Cost of sales includes the lot cost and carrying costs associated with each lot, construction costs of each home, capitalized interest expensed, building permits, warranty costs (both incurred and estimated to be incurred) and sales incentives in the form of mortgage rate buydowns and closings costs. In addition, Cost of sales includes payroll, including bonuses for our field-based personnel. Allocated costs, including interest and property taxes incurred during construction of the home are capitalized and expensed to Cost of sales when the home is closed and revenue is recognized. Indirect costs such as maintenance of communities, signage and supervision are expensed as incurred. UHG expects that developed land will be acquired from the Land Development Affiliates of Legacy UHG and third parties at fair market value, which, when compared to Legacy UHG’s historical acquisition of developed land from non-third parties at cost, is likely to increase UHG’s Cost of sales.

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

Other (Expense) Income, Net

Other (expense) income, net includes amortization of deferred loan costs associated with UHG’s revolving lines of credit, loss upon sale of retirement of depreciable assets, a portion of interest expense on the Convertible Note entered into in connection with the Business Combination, investment income and miscellaneous vendor and credit card rebates.

Equity in Net Earnings from Investment in Joint Venture

On February 4, 2022, Legacy UHG entered into a joint venture agreement with an unrelated third party to acquire a 49% equity stake in Homeowners Mortgage, LLC, and made an initial capital contribution of $49,000 at the formation of the joint venture. Equity in net earnings from investment in joint venture nine months ended September 30, 2023 was $0.9 million, increasing the investment in joint venture as of September 30, 2023 to $1.1 million.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities includes certain stock options (as discussed in Note 14 - Share-based compensation in the notes to the UHG Condensed Consolidated Financial Statements) issued under the 2023 Plan, warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”, as discussed in Note 16 - Warrant liability in the notes the UHG Condensed Consolidated Financial Statements), warrants issued in a private placement by DHHC (the “Private Placement Warrants”, as discussed in Note 16 - Warrant liability in the notes the UHG Condensed Consolidated Financial Statements) and certain Earnout Shares issued in connection with the Business Combination (as discussed in Note 15 - Earnout Shares in the notes to the UHG Condensed Consolidated Financial Statements). These instruments are recognized as a derivative liability in accordance with ASC 815, and marked to market at the end of each reporting period. The change in fair value of the derivative liability classified instruments is included in Change in fair value of derivative liabilities on UHG’s Condensed Consolidated Statement of Operations.

Income Before Taxes

Income before taxes is revenues less cost of sales, selling, general and administrative expense, other (expense) income, net, equity in net earnings (losses) from investment in joint venture, and change in fair value of derivative liabilities.

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

Adjusted Gross Profit

Adjusted gross profit, a non-GAAP measure, is gross profit less capitalized interest expensed in cost of sales and non-recurring remediation costs.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table presents summary results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$87,728,091	$111,046,233	$(23,318,142)	(21.0)%
Cost of sales	70,317,796	82,107,334	(11,789,538)	(14.4)%
Selling, general and administrative expense	13,629,713	13,266,455	363,258	2.3%
Other (expense) income, net	(1,199,140)	49,513	(1,248,653)	NM
Equity in net earnings (losses) from investment in joint venture	293,923	(49,000)	342,923	(699.8)%
Change in fair value of derivative liabilities	149,703,161	—	149,703,161	NM
Income before taxes	$152,578,526	$15,672,957	$136,905,569	872.0%
Income tax expense	(1,735,839)	—	(1,735,839)	NM
Net Income	$150,842,687	$15,672,957	$135,169,730	860.5%
Other Financial and Operating Data:
Active communities at end of period(a)	53	57	(4)	(7.0)%
Home closings	283	343	(60)	(17.5)%
Average sales price of homes closed(b)	$315,836	$314,566	$1,270	0.4%
Net new orders (units)	272	175	97	55.4%
Cancellation rate	14.7%	16.0%	(1.3)%	(8.1)%
Backlog	282	391	(109)	(27.9)%
Gross profit	$17,410,295	$28,938,899	$(11,528,604)	(39.8)%
Gross profit %(c)	19.8%	26.1%	(6.3)%	(24.1)%
Adjusted gross profit(d)	$19,388,940	$30,520,195	$(11,131,255)	(36.4)%
Adjusted gross profit %(c)	22.1%	27.5%	(5.4)%	(19.6)%
EBITDA(d)	$156,561,832	$17,336,208	$139,225,624	803.1%
EBITDA margin %(c)	178.5%	15.6%	162.9%	1,044.2%
Adjusted EBITDA(d)	$8,797,192	$17,992,841	$(9,195,649)	(51.1)%
Adjusted EBITDA margin %(c)	10.0%	16.2%	(6.2)%	(38.3)%
______________________________
NM - Not Meaningful

(a)UHG had 6 communities in closeout for the three months ended September 30, 2023 and 8 communities in closeout for the three months ended September 30, 2022. These communities are not included in the count of “Active communities at end of period.”
(b)Average sales price of homes closed, excluding the impact of percentage of completion revenues.
(c)Calculated as a percentage of revenue
(d)Adjusted gross profit, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of adjusted gross profit, EBITDA and adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “ UHG’s Management’s Discussion and Analysis of Financial Condition and Result of Operations—Non-GAAP Financial Measures.”

Revenues: Revenues for the three months ended September 30, 2023 were $87.7 million, a decrease of $23.3 million, or 21.0%, from $111.0 million for the three months ended September 30, 2022. The decrease in revenues was primarily attributable to the decrease in sales of production-built homes. The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the three months ended September 30, 2023 was $315,836, an increase of $1,270, or 0.4%, from the average sales price of production-built homes closed of $314,566 for the three months ended September 30, 2022. A decrease in revenues of $21.4 million was due to a decrease in the number of production-built homes sold and was offset by an increase of $0.4 million attributable to an increase in the average price of homes sold. The decrease in revenue was also attributable to a decrease in revenue recognized over time from land owned by customers of $2.3 million.

Cost of Sales and Gross Profit: Cost of sales for the three months ended September 30, 2023 was $70.3 million, a decrease of $11.8 million, or 14.4%, from $82.1 million for the three months ended September 30, 2022. The decrease in Cost of sales was primarily attributable to the decrease in number of homes sold. UHG closed 283 homes during the three months ended September 30, 2023, a decrease of 60 home closings, or 17.5%, as compared to 343 homes closed during the three months ended September 30, 2022. This was partially offset by an increase in the average cost to complete a home due to higher incentives, primarily in the form of mortgage rate buydowns and closing costs.

Gross profit for the three months ended September 30, 2023 was $17.4 million, a decrease of $11.5 million, or 39.8%, from $28.9 million for the three months ended September 30, 2022, due to the decrease in the number of home closings and increased cost per home as described above. Gross profit as a percentage of revenue for the three months ended September 30, 2023 was 19.8%, a decrease of 6.3%, as compared 26.1% for the three months ended September 30, 2022.

Adjusted Gross Profit: Adjusted gross profit for the three months ended September 30, 2023 was $19.4 million, a decrease of $11.1 million, or 36.4%, as compared to $30.5 million for the three months ended September 30, 2022. Adjusted gross profit as a percentage of revenue for the three months ended September 30, 2023 was 22.1%, a decrease of 5.4%, as compared to 27.5% for the three months ended September 30, 2022. The adjusted gross profit as a percentage of revenue decrease was attributable to an $11.5 million decrease in gross profit for the three months ended September 30, 2023 as compared to September 30, 2022, offset by non-recurring remediation costs of $0.4 million. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “UHG’s Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures.”

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended September 30, 2023 was $13.6 million, an increase of $0.3 million, or 2.3%, from $13.3 million for the three months ended September 30, 2022. The increase in selling, general and administrative expense was attributable to an increase of $1.1 million related to stock compensation expense, public company expenses of $0.6 million and an increase in insurance expenses of $0.8 million, offset by a decrease in consulting and audit fees of $1.2 million and a decrease in commissions expense of $1.0 million for the three months ended September 30, 2023.

Other (Expense) Income, Net: Total Other (expense) income, net for the three months ended September 30, 2023 was $(1.2) million of expense, a decrease of $1.3 million, from $0.1 million for the three months ended September 30, 2022. The decrease in Other (expense) income, net was primarily attributable to an increase in interest expense on the Convertible Notes issued in connection with the Business Combination of $2.0 million, partially offset by a decrease in investment income of $0.7 million.

Equity in Net Earnings (Losses) from Investment in Joint Venture: Equity in net earnings (losses) from investment in joint venture for the three months ended September 30, 2023 was $0.3 million compared to $(0.1) million for the three months ended September 30, 2022, due to the joint venture initially incurring losses as it established operations. The increase in equity in net earnings (losses) from investment in joint venture increased the investment in joint venture as of September 30, 2023 to $1.1 million. There were no impairment losses related to the Company’s investment in the joint venture recognized during the three months ended September 30, 2023.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the three months ended September 30, 2023 was a gain of $149.7 million as compared to zero for the three months ended September 30, 2022. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Statement of Operations. This change was attributable to a change in fair value of $148.7 million related to the Earnout Shares, $0.3 million related to the stock options issued under the 2023 Incentive Plan that are accounted for as derivative liabilities under ASC 815, $0.4 million related to the Public Warrants and $0.3 million related to the Private Placement Warrants issued in connection with the Business Combination.

Income Tax Expense: Income tax expense for the three months ended September 30, 2023 was $1.8 million as compared to zero for the three months ended September 30, 2022. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the three months ended September 30, 2023 is 26.2%.

Net Income: Net income for the three months ended September 30, 2023 was $150.8 million, an increase of $135.1 million, or 860.5%, from $15.7 million for the three months ended September 30, 2022. The increase in Net income was primarily attributable to the increase in income before taxes of $136.9 million, or 872.0%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 (which is primarily attributable to the change in fair value of derivative liabilities), partially offset by an increase in income tax expense of $1.8 million, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table presents summary results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$304,646,422	$361,951,774	$(57,305,352)	(15.8)%
Cost of sales	246,540,874	264,730,624	(18,189,750)	(6.9)%
Selling, general and administrative expense	46,652,432	38,892,250	7,760,182	20.1%
Other (expense) income, net	(3,291,755)	312,991	(3,604,746)	(1200.0)%
Equity in net earnings (losses) from investment in joint venture	930,405	(49,000)	979,405	(1998.8)%
Change in fair value of derivative liabilities	184,981,652	—	184,981,652	NM
Income before taxes	$194,073,418	$58,592,891	$135,480,527	231.2%
Income tax expense	(2,372,300)	—	(2,372,300)	NM
Net income	$191,701,118	$58,592,891	$133,108,227	227.1%
Other Financial and Operating Data:
Active communities at end of period(a)	53	57	(4)	(7.0)%
Home closings	996	1,216	(220)	(18.1)%
Average sales price of homes closed(b)	$314,232	$295,103	$19,129	6.5%
Net new orders (units)	1,002	988	14	1.4%
Cancellation rate	14.6%	15.4%	(0.8)%	(5.2)%
Backlog	282	391	(109)	(27.9)%
Gross profit	$58,105,548	$97,221,150	$(39,115,602)	(40.2)%
Gross profit %(c)	19.1%	26.9%	(7.8)%	(29.0)%
Adjusted gross profit(d)	$64,630,992	$100,387,715	$(35,756,723)	(35.7)%
Adjusted gross profit %(c)	21.2%	27.7%	(6.5)%	(23.5)%
EBITDA(d)	$206,490,991	$61,972,322	$144,518,669	233.2%
EBITDA margin %(c)	67.8%	17.1%	50.7%	296.5%
Adjusted EBITDA(d)	$30,423,664	$65,114,359	$(34,690,695)	(53.3)%
Adjusted EBITDA margin %(c)	10.0%	18.0%	(8.0)%	(44.4)%
______________________________
NM - Not Meaningful

(a)UHG had 6 communities in closeout for the nine months ended September 30, 2023 and 8 communities in closeout for the nine months ended September 30, 2023. These communities are not included in the count of “Active communities at end of period.”
(b)Average sales price of homes closed, excluding the impact of percentage of completion revenues.
(c)Calculated as a percentage of revenue
(d)Adjusted gross profit, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of adjusted gross profit, EBITDA and adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “ UHG’s Management’s Discussion and Analysis of Financial Condition and Result of Operations—Non-GAAP Financial Measures.”

Revenues: Revenues for the nine months ended September 30, 2023 were $304.6 million, a decrease of $57.4 million, or 15.8%, from $362.0 million for the nine months ended September 30, 2022. The decrease in revenues was primarily attributable to the decrease in sales of production-built homes. The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the nine months ended September 30, 2023 was $314,232, an increase of $19,129, or 6.5%, from the average sales price of production-built homes closed of $295,103 for the nine months ended September 30, 2022. A decrease in revenues of $68.8 million due to the decrease in number of production-built homes sold is offset by $18.0 million generated from the increase in overall sales prices. The decrease in revenues was also attributable to a decrease in revenue recognized over time from land owned by customers of $6.5 million.

Cost of Sales and Gross Profit: Cost of sales for the nine months ended September 30, 2023 was $246.5 million, a decrease of $18.2 million, or 6.9%, from $264.7 million for the nine months ended September 30, 2022. The decrease in Cost of sales was primarily attributable to the decrease in number of homes sold. UHG closed 996 homes during the nine months ended September 30, 2023, a decrease of 220 home closings, or 18.1%, as compared to 1,216 homes closed during the nine months ended September 30, 2022. This was partially offset by an increase in the average cost to complete a home as a result of higher direct costs, including houses constructed in 2022 with higher lumber costs, and incentives, primarily in the form of mortgage rate buydowns and closing costs.

Gross profit for the nine months ended September 30, 2023 was $58.1 million, a decrease of $39.1 million, or 40.2%, from $97.2 million for the nine months ended September 30, 2022, due to a decrease in the number of home closings and increased cost per home as described above. Gross profit as a percentage of revenue for the nine months ended September 30, 2023 was 19.1%, a decrease of 7.8%, as compared 26.9% for the nine months ended September 30, 2022.

Adjusted Gross Profit: Adjusted gross profit for the nine months ended September 30, 2023 was $64.6 million, a decrease of $35.8 million, or 35.7%, as compared to $100.4 million for the nine months ended September 30, 2022. Adjusted gross profit as a percentage of revenue for the nine months ended September 30, 2023 was 21.2%, a decrease of 6.5%, as compared to 27.7% for the nine months ended September 30, 2022. The adjusted gross profit as a percentage of revenue decrease was attributable to a $39.1 million decrease in gross profit for the nine months ended September 30, 2023 as compared to September 30, 2022. This decrease was partially offset when excluding interest expense included in cost of sales, which increased by $2.9 million due to higher interest rates period over period and the inclusion of convertible note interest in 2023, as well as non-recurring remediation costs of $0.4 million. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “UHG’s Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures.”

Selling, General and Administrative Expense: Selling, general and administrative expense for the nine months ended September 30, 2023 was $46.7 million, an increase of $7.8 million, or 20.1%, from $38.9 million for the nine months ended September 30, 2022. The increase in selling, general and administrative expense was attributable to an increase of $4.6 million related to stock compensation expense, $0.6 million of miscellaneous expense, and $5.1 million of general & administrative expenses, which includes $2.1 million of consulting and audit expenses, and public company expenses of $1.2 million. This increase was offset by a decrease of $2.5 million in commission expenses.

Other (Expense) Income, Net: Total other (expense) income, net for the nine months ended September 30, 2023 was $(3.3) million of expense, a decrease of $3.6 million, or 1200.0%, from $0.3 million of income for the nine months ended September 30, 2022. The decrease in other (expense) income was primarily attributable to an increase of $5.5 million of interest expense on the Convertible Notes issued in connection with the Business Combination, offset by an increase in investment income of $2.2 million.

Equity in Net Earnings (Losses) from Investment in Joint Venture: Equity in net earnings (losses) from investment in joint venture for the nine months ended September 30, 2023 was $0.9 million compared to $(0.1) million for the nine months ended September 30, 2022, due to the joint venture initially incurring losses as it established operations. The increase in equity in net earnings (losses) from investment in joint venture increased the investment in joint venture as of September 30, 2023 to $1.1 million. There were no impairment losses related to the Company’s investment in the joint venture recognized during the nine months ended September 30, 2023.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the nine months ended September 30, 2023 was a gain of $185.0 million as compared to zero for the nine months ended September 30, 2022. This change was primarily attributable to a change in fair value of $191.2 million related to the Earnout Shares and $0.4 million related to the stock options issued under the 2023 Incentive Plan that are accounted for as derivative liabilities under ASC 815, offset by a change in fair value of $4.3 million related to the Public Warrants and $2.3 million related to the Private Placement Warrants issued in connection with the Business Combination.

Income Tax Expense: Income tax expense for the nine months ended September 30, 2023 was $2.4 million as compared to zero for the nine months ended September 30, 2022. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the nine months ended September 30, 2023 is 26.2%.

Net Income: Net income for the nine months ended September 30, 2023 was $191.7 million, an increase of $133.1 million, or 227.1%, from $58.6 million for the nine months ended September 30, 2022. The increase in net income was primarily attributable to the increase in income before taxes of $135.5 million, or 231.2%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 (which is primarily attributable to the change in fair value of derivative liabilities), and by an increase in income tax expense of $2.4 million, during the nine months ended September 30, 2023 as compared to zero during the nine months ended September 30, 2022.

Non-GAAP Financial Measures

Adjusted Gross Profit

Adjusted gross profit is a non-GAAP financial measure used by management of UHG as a supplemental measure in evaluating operating performance. UHG defines adjusted gross profit as gross profit excluding the effects of capitalized interest expensed in cost of sales and non-recurring remediation costs. UHG’s management believes adjusted gross profit provides useful information to investors because it separates the impact that capitalized interest expensed in cost of sales has on gross profit to provide a more specific measurement of UHG’s gross profits. However, because adjusted gross profit information excludes capitalized interest expensed in cost of sales, which has real economic effects and could impact UHG’s results of operations, the utility of adjusted gross profit information as a measure of UHG’s operating performance may be limited. Other companies may not calculate adjusted gross profit information in the same manner that UHG does. Accordingly, adjusted gross profit information should be considered only as a supplement to gross profit information as a measure of UHG’s performance.

The following table presents a reconciliation of adjusted gross profit to the GAAP financial measure of gross profit for each of the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenue, net of sales discounts	$87,728,091	$111,046,233	$304,646,422	$361,951,774
Cost of sales	70,317,796	82,107,334	246,540,874	264,730,624
Gross profit	$17,410,295	$28,938,899	$58,105,548	$97,221,150
Interest expense in cost of sales	1,531,318	1,581,296	6,078,117	3,166,565
Non-recurring remediation costs	447,327	—	447,327	—
Adjusted gross profit	$19,388,940	$30,520,195	$64,630,992	$100,387,715
Gross profit %(a)	19.8%	26.1%	19.1%	26.9%
Adjusted gross profit %(a)	22.1%	27.5%	21.2%	27.7%
______________________________
(a) Calculated as a percentage of revenue

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of UHG. UHG defines EBITDA as net income before (i) capitalized interest expensed in cost of sales, (ii) interest expensed in other (expense) income, net, (iii) depreciation and amortization, (iv) taxes. UHG defines adjusted EBITDA as EBITDA before stock-based compensation expense, transaction cost expense, non-recurring remediation costs and change in fair value of derivative liabilities. Management of UHG believes EBITDA and adjusted EBITDA provide useful information to investors because they enable a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$150,842,687	$15,672,957	$191,701,118	$58,592,891
Interest expense in cost of sales	1,531,318	1,581,296	6,078,117	3,166,565
Interest expense in other (expense) income, net	2,039,512	—	5,458,821	—
Depreciation and amortization	381,917	89,667	848,693	264,884
Taxes	1,766,398	(7,712)	2,404,242	(52,018)
EBITDA	$156,561,832	$17,336,208	$206,490,991	$61,972,322
Stock-based compensation expense	1,106,014	51,116	6,015,700	1,372,626
Transaction cost expense	385,180	605,517	2,451,298	1,769,411
Non-recurring remediation costs	447,327	—	447,327	—
Change in fair value of derivative liabilities	(149,703,161)	—	(184,981,652)	—
Adjusted EBITDA	$8,797,192	$17,992,841	$30,423,664	$65,114,359
EBITDA margin(a)	178.5%	15.6%	67.8%	17.1%
Adjusted EBITDA margin(a)	10.0%	16.2%	10.0%	18.0%
______________________________
(a) Calculated as a percentage of revenue

Liquidity and Capital Resources

Overview

UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as its available revolving lines of credit, as further described below. As of September 30, 2023, UHG had approximately $81.2 million in cash and cash equivalents, an increase of $69.0 million, from $12.2 million as of December 31, 2022. As of the Closing Date, UHG received net proceeds from the business combination and the PIPE investments (“PIPE Investments”) of approximately $94.4 million. As of September 30, 2023 and December 31, 2022, UHG had approximately $48.8 million, and $12.0 million in unused committed capacity under its revolving lines of credit, respectively. See “Wells Fargo Syndication” below for information on the modification to the Wells Fargo Syndication subsequent to March 30, 2023.

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

The cost of home construction fluctuates with market conditions and costs related to building materials and labor. The residential construction industry experiences labor and material shortages from time to time, including shortages in qualified subcontractors, tradespeople and supplies of insulation, drywall, cement, steel, and lumber. These labor and material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or as a result of broader economic disruptions. Increases in lumber commodity prices may result in the renewal of UHG’s lumber contracts at more expensive rates, which may significantly impact UHG’s cost to construct homes and UHG’s business. While UHG has recently seen a steep decline in the price of lumber and more moderate reductions in other building materials relative to what was experienced in 2022, future increases in the cost of building materials and labor could have a negative impact on UHG’s margins on homes sold. Supply-chain disruptions may also result in increased costs to obtain building supplies, delayed delivery of developed lots, and incurrence of additional carrying costs on homes under construction, among other things. Labor and material shortages and price increases for labor and materials could cause delays in home construction and increase UHG’s costs of home construction, which in turn could have a material adverse effect on UHG’s cost of sales and operations.

Finished Lot Deposits

The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 10% - 15% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price. Such contracts enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings. As of September 30, 2023 and December 31, 2022, the Company’s lot deposits related to finished lot purchase contracts were $24.6 million and $3.8 million, respectively.

Prior to the Business Combination, when Legacy UHG was acquiring lots through Land Development Affiliates, it did not have to pay deposits as the land development operations were owned by the shareholders of GSH. Post Business Combination, the Company continues to purchase lots from the former Land Development Affiliates of Legacy UHG, however, as the Company is no longer owned by the shareholders of GSH, the Company must pay lot purchase agreement deposits to acquire lots. As such, as of September 30, 2023 all interests in lot purchase agreements, including with related parties, is recorded within Lot purchase agreement deposits on the Balance Sheet to the UHG Condensed Consolidated Financial Statements.

Homebuilding Debt

Prior to the Business Combination, Legacy UHG, jointly with its Other Affiliates (see Note 1 - Nature of operations and basis of presentation to the UHG Condensed Consolidated Financial Statements for definitions of these terms) considered to be under common control, entered into debt arrangements with financial institutions. These debt arrangements are in the form of revolving lines of credit and are generally secured by land (developed lots and undeveloped land) and homes (under construction and finished). Legacy UHG and certain related Other Affiliates were collectively referred to as the Nieri Group. The Nieri Group entities were jointly and severally liable for the outstanding balances under the revolving lines of credit, however; the Legacy UHG had been deemed the primary obligor of such debt, as it is the sole cash generating entity and responsible for repayment of the debt. As such, Legacy UHG had recorded the outstanding advances under the financial institution debt and other debt within the financial statements as of December 31, 2022.

A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG. These line of credit balances are reflected in the table below as Other Affiliates’ debt at December 31, 2022. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.

The advances from the revolving construction lines, reflected as Homebuilding debt, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of September 30, 2023 and December 31, 2022.

The following table and descriptions provide a summary of Company’s material debt under the revolving lines of credit for the periods indicated:

	September 30, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication
Wells Fargo Bank	8.02%	$16,844,806
Regions Bank	8.02%	14,253,298
Flagstar Bank	8.02%	12,957,543
United Bank	8.02%	10,366,035
Third Coast Bank	8.02%	7,774,526
Total debt on contracts		$62,196,208

	December 31, 2022
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Other Affiliates(1)	Total
Wells Fargo Bank	4.98%	$34,995,080	$8,203,772	$43,198,852
Regions Bank	4.98%	27,550,618	—	27,550,618
Texas Capital Bank	4.98%	19,676,552	—	19,676,552
Truist Bank	4.98%	19,659,329	—	19,659,329
First National Bank	4.98%	7,870,621	—	7,870,621
Anderson Brothers	4.74%	—	2,841,034	2,841,034
Total debt on contracts		$109,752,200	$11,044,806	$120,797,006
______________________________
(1)Outstanding balances relate to bank financing for land acquisition and development activities of Other Affiliates for which the Company is the co-obligor or has an indirect guarantee of the indebtedness of the Other Affiliates. In addition, the $8,203,772 of Other Affiliates debt with Wells Fargo Bank as of December 31, 2022, is part of the Wells Fargo Syndication.

Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line was a three-year revolving credit facility, previously with a maturity date of July 2024, and an option to extend the maturity date for one year that could be exercised upon approval from Wells Fargo. The Syndicated Line also included a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation) and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 (“Second Amendment Date”). As a result of the Second Amendment, UHG became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition, Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. No other significant terms of the arrangements were changed other than those relating to the financial covenants and interest rate terms described below.

The remaining availability on the Syndicated Line was $48.8 million and $12.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants which were updated as part of the Second Amendment, including (a) a minimum tangible net worth of no less than the sum of (x) $70 million and (y) 25% of positive actual consolidated earnings earned in any fiscal quarter end, plus 100% of new equity contributed to the Company, plus 100% of any new equity contributed as well as increases from an equity issuance or repurchase of equity interests (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00 for any fiscal quarter (c) a minimum debt service coverage ratio to be less than 2.50 to 1.00 for any fiscal quarter, and (d) a minimum liquidity amount of not less than the greater of i)

$20,000,000 or ii) an amount equal to 1.50x the trailing twelve month interest incurred and (e) unrestricted cash of not less than 50% of the required liquidity. The Company was in compliance with all debt covenants as of September 30, 2023. Legacy UHG was in compliance with all debt covenants as of December 31, 2022.

The interest rates on the borrowings under the Syndicated Line vary based on the leverage ratio. In connection with the First Amendment, the benchmark interest rate was converted from LIBOR to Secured Overnight Financing Rate (“SOFR”), with no changes in the applicable rate margins. The interest rate is based on the greater of either LIBOR prior to Amendment Date or SOFR post Amendment Date plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.

Other Affiliates debt

On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obliger from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination that closed on March 30, 2023 as discussed in Note 1. As a result there is no remaining debt balance associated with Other Affiliates as of September 30, 2023.

Leases

The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of September 30, 2023, the future minimum lease payments required under these leases totaled $0.8 million, with $0.1 million payable within 12 months. Further information regarding Company’s leases is provided in Note 12 - Commitments and contingencies to the UHG Condensed Consolidated Financial Statements.

Cash Flows

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table summarizes UHG’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash flows provided by operating activities	$45,488,584	$19,664,352
Net cash flows used in investing activities	(2,097,455)	(151,612)
Net cash flows provided by (used in) financing activities	25,613,741	(51,644,900)

Operating Activities

Net cash flows provided by operating activities during the nine months ended September 30, 2023 was $45.5 million, as compared to cash flows provided of $19.7 million for the nine months ended September 30, 2022. The difference in cash flows period over period is $25.8 million. This change is primarily attributable to cash provided by a decreased investment in inventory of $48.8 million, partially offset by an increase in lot purchase deposits of $17.9 million during the nine months ended September 30, 2023. This change was also partially offset by changes in net income adjusted for non-cash transactions provided of $14.2 million for the nine months ended September 30, 2023, as compared to cash flows provided of $61.0 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, cash used to increase investments in inventory and accounts receivable was $47.0 million and $1.9 million, respectively, partially offset by an increase in accounts payable of $7.1 million, respectively.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was attributable cash paid to acquire certain assets of Herring Homes of $2.2 million, offset by proceeds from a promissory note issued in exchange for the sale of fixed assets and proceeds from the sale of property and equipment of $0.1 million.

Net cash used in investing activities for the nine months ended September 30, 2022 was attributable to the purchase of additional property and equipment of $0.2 million and Legacy UHG’s capital contribution in a joint venture of $0.1 million.

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2023 was $25.6 million compared to net cash used in financing activities of $51.6 million for the nine months ended September 30, 2022. The difference in cash flows period over period is $77.2 million. The increase in financing activities was primarily attributable to cash received of $94.4 million as a result of the Business Combination, PIPE, and recapitalization transactions, proceeds from homebuilding debt of $42.5 million, partially offset by repayment of homebuilding debt of $90.1 million, distributions and net transfers to shareholders and other affiliates of $17.9 million, and the payment of deferred financing costs of $3.2 million during the nine months ended September 30, 2023. In contrast, during the nine months ended September 30, 2022, cash flows used in financing activities included $101.4 million for repayment of homebuilding and other affiliate debt, $51.0 million of cash flows used in distributions and net transfers to shareholders and other affiliates, and $37.6 million in changes in net due to and due from shareholders and other affiliates, partially offset by $129.1 million of proceeds from homebuilding debt and $9.5 million of proceeds from other affiliate debt.

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

The Company has entered into a shared services agreement with a related party that operates in the land development business in which the Company will provide accounting, IT and HR, and other administrative support services and receive property maintenance services and due diligence and negotiation assistance with purchasing third party finished lots. Management concluded that it has a variable interest in this entity through the service agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Additionally, the Company enters into lot option purchase agreements with the same related party to procure land or lots for the construction of homes and has determined that while this related party qualifies as a VIE, it does not however qualify for consolidation as the Company is not the primary beneficiary of the VIE nor does it have the power to direct the VIE’s significant activities. Refer to Note 3 - Summary of significant accounting policies in the notes of the UHG Condensed Consolidated Financial Statements for additional information.

Recently Issued/Adopted Accounting Standards

Refer to the section titled “Recent Accounting Pronouncements” in Note 3 - Summary of significant accounting policies in the notes to the UHG Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

UHG currently has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rate on the borrowings under our Syndicated Line is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon our leverage ratio. We are therefore exposed to market risks related to fluctuations in interest rates on our outstanding debt under our Syndicated Line. As of September 30, 2023, we had $62.2 million outstanding under our Syndicated Line, which carried a weighted average rate of 8.02%. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $0.6 million. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, we did not enter into and currently do not hold, derivatives for trading or speculative purposes.
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
UHG is currently in the process of implementing measures and has taken the below steps to address the underlying causes of these material weaknesses and the control deficiencies. Its efforts to date have included the following:
•updated processes around the accounting for custom revenue in consideration of ASC 606;
•updated processes around accounting for warranty expense;
•implemented changes to correct the classification of intercompany charges and inventory;
•adopting the COSO framework in order to develop and deploy control activities and assess the effectiveness of internal controls over financial reporting;
•implemented a related party transaction committee to provide oversight of related party transactions; and
•hired new personnel to facilitate second level reviews, and financial reporting oversight.

UHG is also currently implementing additional measures which include:
•reviewing and enhancing its system of internal controls across all departments to ensure that financial statement line items and disclosures across segments are addressed by sufficiently precise controls;
•reviewing and enhancing its internal controls related to the financial statement review process, including review controls over manual journal entries and account reconciliations;
•reviewing and enhancing of IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties; and
•realignment of existing personnel and the addition of both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2023, we completed the Business Combination and the internal controls of Legacy UHG became our internal controls. Except for the efforts to begin remediating the material weaknesses described above, there were no changes during the quarter ended September 30, 2023 in Legacy UHG’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Note 12 - Commitments and contingencies, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)During the quarter ended September 30, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)Not applicable.
Item 6. Exhibits
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX
The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Warrant Agreement, dated January 25, 2021, by and between Continental Stock Transfer & Trust Company and DiamondHead Holdings Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2021)

4.2
Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Conversant Opportunity Master Fund LP (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

4.3
Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Dendur Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.1
Employment Agreement, dated July 17, 2023, by and between the Company and John G. Micenko Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023)

10.2†
Second Amended and Restated Credit Agreement, dated as of August 10, 2023, among United Homes Group, Inc., Great Southern Homes, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2023)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________
*Filed herewith.
** Furnished herewith.
†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Upon request, the Company agrees to furnish copies of such omitted exhibits and schedules.
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

UNITED HOMES GROUP, INC.
(Registrant)

Dated: November 14, 2023	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)