Form 10-K
period 2023-12-31
United Homes Group, Inc.
filed 2024-03-15
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39936
UNITED HOMES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3460766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

917 Chapin Road Chapin, South Carolina	29036
(Address of Principal Executive Offices)	(Zip Code)
(844) 766-4663
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	UHG	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	UHGWW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:

Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $11.16 for shares of the Registrant’s Class A common stock as reported by The Nasdaq Global Market, was approximately $83,664,251. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 4, 2024, 11,397,129 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specific portions of the Registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words.

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to, statements about our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

•disruption in the terms or availability of mortgage financing or an increase in the number of foreclosures in our markets;
•volatility and uncertainty in the credit markets and broader financial markets;
•a slowdown in the homebuilding industry or changes in population growth rates in our markets;
•shortages of, or increased prices for, labor, land or raw materials used in land development and housing construction, including due to changes in trade policies;
•material weaknesses in our internal control over financial reporting that we have identified, which, if not corrected, could affect the reliability of our Consolidated Financial Statements;
•our ability to execute our business model, including the success of our operations in new markets and our ability to expand into additional new markets;
•our ability to successfully integrate homebuilding operations that we acquire;
•delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;
•changes in applicable laws or regulations;
•the outcome of any legal proceedings;
•our ability to continue to leverage our land-light operating strategy;
•the ability to maintain the listing of our securities on Nasdaq or any other exchange; and
•the possibility that we may be adversely affected by other economic, business or competitive factors.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described in this report and in our other Securities and Exchange Commission (“SEC”) filings.

Risk Factor Summary

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Related to UHG’s Business

•UHG’s long-term growth depends upon its ability to acquire developed lots from affiliated land development companies (collectively, the “Land Development Affiliates”) or other sellers, and the ability of such sellers to successfully identify and acquire desirable land parcels for residential build-out. A failure to successfully identify and acquire desirable land parcels for residential build-out could adversely affect UHG’s business or financial results.
•UHG’s geographic concentration could materially and adversely affect its business or financial results if the homebuilding industry in its current markets should decline.
•The risks associated with UHG’s inventories could adversely affect its business or financial results.
•Increases in UHG’s home cancellation rate could have a negative impact on its home sales revenue and gross profit.
•UHG may not be able to complete or successfully integrate completed acquisitions and potential future acquisitions, and may experience challenges in realizing expected benefits of each such acquisition.
•Failure to find suitable subcontractors may have a material adverse effect on UHG’s standards of service.
•UHG may suffer uninsured losses or suffer material losses in excess of insurance limits adversely affecting its business or financial results.
•UHG is subject to litigation and other legal proceedings that could harm its business if an unfavorable ruling were to occur.
•UHG may not be able to compete effectively against competitors in the homebuilding industry.
•UHG’s business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

Risks Related to the Homebuilding Industry

•The homebuilding industry is cyclical and affected by changes in general economic, real estate or other conditions that could adversely affect UHG’s business or financial results.
•Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can be significant, and reliance on subcontractors exposes builders such as UHG to regulatory risks that could adversely affect business or financial results.
•Supply shortages and other risks related to acquiring lots, building materials and skilled labor could increase UHG’s costs and delay deliveries causing an adverse effect on UHG’s business or financial results.
•Governmental regulations and environmental matters could increase the cost and limit the availability of UHG’s homebuilding projects and adversely affect its business or financial results.
•Natural disasters, severe weather and adverse geologic conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect UHG.

Risks Related to UHG’s Financing and Indebtedness

•UHG has significant amounts of debt and may incur additional debt. Incurrence of additional debt or a default under any of UHG’s loan agreements or the convertible notes could affect UHG’s financial health and its ability to raise additional capital to fund its operations or potential acquisitions.
•UHG may be unable to obtain additional financing to fund its operations and growth.
•The Wells Fargo Credit Facility, the Note Purchase Agreement, and Notes contain terms which restrict UHG’s current and future operations, particularly UHG’s ability to respond to changes or to take certain actions.

Risks Related to UHG’s Organization and Structure

•The dual class structure of UHG’s common stock has the effect of concentrating voting power with UHG’s CEO, which may effectively eliminate the ability of holders of UHG’s Class A common stock to influence the outcome of important transactions, including a change in control.
•UHG is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If UHG relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
•UHG’s corporate organizational documents and provisions of state law to which it is subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult, or prevent an attempted acquisition that stockholders may favor or an attempted replacement of the Board of Directors or management.
•Anti-takeover provisions contained in UHG’s Amended and Restated Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which could limit the price investors might be willing to pay in the future for UHG’s common stock.

Risks Related to Ownership of UHG’s Securities

•If UHG’s existing stockholders sell, or indicate an intent to sell, amounts of UHG’s Class A common stock in the public market after any restrictions on resale lapse, the trading price UHG’s Class A common stock could decline.
•UHG may issue additional shares of common or preferred stock (including upon the exercise of warrants or conversion of the Notes), which would dilute the interest of UHG’s stockholders and may present other risks.
•UHG is an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, its securities may be less attractive to investors.
•UHG has identified material weaknesses in its internal control over financial reporting. If remediation of these material weaknesses is not effective, or if UHG identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, UHG may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence and, as a result, the value of the Class A common stock.
•The trading price of UHG’s securities may be volatile.
•UHG’s issued and outstanding Notes may impact its financial results, result in the dilution of its stockholders, create downward pressure on the price of its Class A common shares, and restrict its ability to raise additional capital or take advantage of future opportunities.

PART I
Item 1. Business
Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” “the Company” or “UHG” refer to GSH and its subsidiaries prior to the Business Combination and to the Company and UHG and its subsidiaries, after giving effect to the Business Combination.

Overview

UHG designs, builds and sells homes in high growth markets, including South Carolina, North Carolina, and Georgia. Prior to the Business Combination (discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operations), UHG’s business historically consisted of both homebuilding operations and land development operations. Recently, UHG separated its land development operations and its homebuilding operations across separate entities in an effort to adopt best practices in the homebuilding industry associated with ownership and control of land and lots and production efficiency. Following the separation of the land development business, which is now primarily conducted by the Land Development Affiliates that are outside of the corporate structure of UHG, UHG employs a land-light operating strategy, with a focus on the design, construction and sale of entry-level, first move-up, second move-up and third move-up single-family houses. UHG principally builds detached single-family houses, and, to a lesser extent, attached single-family houses, including duplex houses and town houses.

As UHG reviews potential geographic markets into which it could expand its homebuilding business, either organically or through strategic acquisitions, it intends to focus on selecting markets with positive population and employment growth trends, favorable migration patterns, attractive housing affordability, low state and local income taxes, and desirable lifestyle and weather characteristics.

UHG is organized into two segments, South Carolina (consisting primarily of the Company’s homebuilding operations in South Carolina and a small amount of operations in Georgia) and Other (consisting of homebuilding operations in Raleigh, NC, as well as the Company’s mortgage banking joint venture). See Note 4 - Segment Reporting of the Notes to the Consolidated Financial Statements for further details.

Under its land-light operating strategy, UHG controls its supply of finished lots through lot purchase agreements with the Land Development Affiliates and third parties, which provide UHG with the right to purchase finished lots after they have been developed. UHG pays deposits based on the aggregate purchase price of the finished lots, typically 15% - 20% of the purchase price. These lot purchase agreements generally provide UHG with the right to purchase the lots pursuant to the terms and conditions of the agreement, or to terminate the agreement for any reason. If UHG declines to close on the purchase of lots, its primary legal obligation and economic loss as a result of such termination is limited to the amount of the deposit paid. UHG believes that the use of lot purchase agreements is a capital-efficient way of operating as it provides the Company with the ability to amass a pipeline of lots without the risks associated with acquiring and developing raw land. UHG’s pipeline as of December 31, 2023 consists of approximately 9,000 lots, which includes lots that are owned or controlled by Land Development Affiliates, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts.

Market Opportunity

UHG believes that there is a significant housing shortage in the United States. Long-term favorable fundamentals of low housing inventory, high employment growth over a trailing five-year period, and affordability relative to the national average home price create an opportunity for UHG to expand its homebuilding operations.

As previously noted, UHG presently operates in three major market regions in South Carolina: Midlands, Upstate, and Coastal, Augusta, Georgia, and Raleigh, North Carolina.

Competitive Strengths

UHG’s primary business objective is to create long-term returns for stockholders through its commitment to produce quality-built homes at affordable prices. UHG believes that its reputation, commitment to excellence and its support for its customers through the home buying process sets it apart from other public company homebuilders. UHG believes that the following strengths position it well to execute its business strategy and capitalize on opportunities in the Southeastern United States and across the country.

•Established Track Record of Strong Organic Growth. Proven growth and operating successes are hallmarks of UHG’s history. Led by Michael Nieri since its inception, UHG has closed approximately 14,000 homes since 2004.

•Leading Share in Existing Markets and Close Proximity to Adjacent High-Growth Markets. According to the U.S. Census Bureau, UHG’s home state of South Carolina experienced population growth of more than 10% from 2010 to 2022 exceeding the national average of 7.4% over the same period of time. Not only does UHG enjoy leading market share in a majority of the submarkets they serve in South Carolina and Georgia, but UHG is based within 500 miles of some of the fastest growing markets in the U.S based on new home sales. This includes markets like Nashville, Jacksonville and Orlando, which carry the potential for expansion both organically and via strategic acquisitions. UHG’s proximity to growing population centers of the Southeast provide a unique advantage over homebuilders with less of a focus in these regions.

•Land-light Operating Model Drives Superior Returns with Less Capital at Risk. UHG and other land-light builders do not hold large land positions on balance, but rather partner with land developers including the Land Development Affiliates that hold land and finished lots and deliver them to the builder on a “just-in-time” basis. UHG believes that this land-light model results in a more balance sheet efficient strategy, which is expected to drive higher returns while offering more flexibility in response to changing economic conditions and expects this to result in more stable financial performance through the housing cycle due to lower invested capital and equity at risk limited to the lot deposit. Because of the higher and more stable return profile, land light builders tend to trade at higher valuation multiples than peers that own considerable land positions.

•Highly Experienced, Aligned and Proven Management Team. UHG benefits from a highly experienced management team that has demonstrated the ability to adapt to ever-changing market conditions while generating substantial growth and innovation. UHG’s executive officers and key employees have over 100 years of cumulative experience in the homebuilding industry. UHG believes its management team’s wide-ranging industry experience, combined with its incentivized executive compensation structure, have been and will continue to be the key to its success.

Growth Strategy

UHG’s management and Board of Directors have established a multi-pronged growth strategy. UHG expects to achieve its growth goals through successful execution of the following strategies:

•Continue to Leverage Key Macro Housing Trends. UHG plans to continue to capitalize on the macro housing trends including the ongoing migration from higher-cost areas in the Northeast to more affordable markets in the Southeast. Given its focus on entry-level and first-time move-up buyers, UHG also expects to take advantage of the continued inflation in rental rates to encourage renters to consider home buying as an alternative to renting. It is UHG’s view that household formation, life events and ongoing rent inflation are larger drivers in an entry-level homebuyer’s decision process than interest rates.

•Capitalize on Strong Growth in Core Markets. U.S. Census Bureau data indicates UHG’s existing and adjacent markets continue to grow faster than national averages. These conditions are expected to allow well-capitalized homebuilders with a meaningful presence in these markets to grow faster than industry averages. For UHG going forward, market share take, growth in community count, and a re-composition of community size are expected to drive organic growth. Specifically, community count is expected to increase in 2024, and UHG expects average community size to increase in its target markets. Management of UHG expects that larger communities will allow the Company to better manage sales cadence and even-flow production schedules, thereby generating increased operating leverage. UHG and its predecessors have demonstrated an ability to capitalize on these trends for more than 20 years, and capital provided from the Business Combination is expected to support additional growth in the future.

•Accretive Mergers and Acquisitions (M&A). Homebuilding is a business that benefits from scale, where the benefits of operating as a larger entity can result in lower costs and higher margins. Further, UHG believes that the changing macroeconomic environment has resulted in an increased willingness of smaller builders to explore partnerships with larger organizations. Through January 2024, UHG completed three acquisitions, allowing the Company to further grow operations in the upstate and coastal regions of South Carolina, and expand operations into Raleigh, NC. Management believes UHG continues to have an opportunity to be an “acquirer of choice” for smaller builders as UHG’s acquisition strategy is focused on retaining local operations and brands. UHG has in place dedicated personnel focused on M&A opportunities.

•Programmatic Build to Rent (BTR) Relationships. Institutional owners of residential rental homes are increasingly turning to homebuilders to help meet the need for more housing supply. Further, newly constructed rental homes tend to come with lower maintenance costs and higher rents than older homes. UHG’s existing product set, geared towards entry-level and first-time move-up buyers, is highly consistent with the rental product desired by institutional capital. UHG has considerable experience developing single-family rental homes and is in discussions with and expects to enter programmatic relationships with institutional investors for development of Built to Rent (“BTR”) communities. In 2023, UHG was contracted to deliver 108 units in one BTR community. Institutional owners closed on 36 of the 108 units in this BTR community in the fourth quarter of 2023 and the remaining 72 units are expected to close in 2024.

•Ancillary Revenue Growth Opportunities. UHG management continuously looks for accretive sources of EBITDA growth, not just in product line opportunities, but also in opportunities to drive additional EBITDA from existing operations. A key example of this is the recent formation and launch of Homeowners Mortgage, which began generating revenue in July 2022. The creation of Homeowners Mortgage, structured as a joint venture with a leading national lender, will arrange mortgage financing for potential homebuyers and is anticipated to deliver incremental high margin revenue to UHG and its stockholders. Beyond being a new source of revenue and EBITDA for UHG with little incremental expense or capital investment, it is anticipated that the Homeowners Mortgage joint venture will improve buyer traffic conversion and reduce backlog cancellation rates as well.

UHG Products and Customers

UHG’s Homes and Homebuyers

UHG’s homebuilding business is driven by its commitment to building high quality homes at affordable prices in attractive locations, while delivering excellent customer service. UHG empowers its customers with flexibility to personalize their desirable open floor plans with a wide array of finishes, options and upgrades to best fit their distinctive tastes and unique needs.

In its portfolio of home plans, UHG offers a series of single-family detached and attached homes. The homes are targeted for entry-level buyers, first-time move-ups, second-time move-ups, third-time move-ups, and some custom builds. Entry-level homebuyers are typically seeking an economical path to home ownership and desire square footage, quality design and construction at affordable prices. First-time move-up homebuyers generally desire the opportunity to select and upgrade features in their homes. Second-time move-up homebuyers generally seek larger floorplans with a higher level of finish with the ability to upgrade additional features. Third-time move-up homebuyers are similar to second-time move-ups but desire a higher level of finish and top-shelf options and upgrades.

Land Acquisition Strategy and Development Process

Locating and analyzing attractive land positions is a critical challenge for any homebuilder. UHG controls its supply of land positions through lot purchase agreements. UHG’s land selection process begins with key economic drivers: population, demographic trends and employment growth.

Following the separation of the land development business, UHG operates under a land-light lot operating strategy that allows UHG to avoid engaging in land development activities, which requires significant capital expenditures. Instead, UHG contracts with third-party land developers, third-party land-bankers, and the Land Development Affiliates, each for the purchase of developed lots. UHG’s strategy avoids the financial commitments and risks associated with direct land ownership and land development and allows it to control a significant number of lots by putting down deposits on the lots, a relatively low capital commitment compared to the acquisition of land and a materially lower capital commitment than is required for the development of the land into finished lots. The deposit is typically 15% - 20% of the purchase price of the lots.

UHG’s land selection and sourcing process involves collaboration between UHG, third-party land developers, and the Land Development Affiliates. This collaboration relies on UHG’s longstanding relationships with land sellers, brokers and third-party developers in its target markets. This enables UHG to source land in a cost-effective manner for development by the Land Development Affiliates and to secure the right to purchase finished lots from the Land Development Affiliates and third-party developers.

Lot purchase agreements are generally entered into with the land developers between six and 24 months in advance of the expected completion of the land development, depending on whether the land is fully permitted and approved at the time the lot purchase agreement is entered into. In cases where the land is not fully permitted and approved, lot purchase agreements are generally entered into between 18 and 24 months in advance of the expected completion of the land development. In cases where the land is fully permitted and approved, lot purchase agreements are generally entered into between six and 18 months in advance of the expected completion of the land development. Pursuant to UHG’s lot purchase agreements, the lots are offered to UHG for purchase on a rolling basis, which is designed to mirror its expected home sales.

Owned and Controlled Lots

The following table presents UHG’s owned or controlled lots by market as of December 31, 2023 and 2022.

	As of December 31, 2023			As of December 31, 2022
Market/Division	Owned	Controlled	Total	Owned	Controlled	Total
Midlands	110	5,018	5,128	94	5,145	5,239
Coastal	76	1,066	1,142	34	1,157	1,191
Upstate	163	2,354	2,517	145	1,953	2,098
Raleigh	46	215	261	—	—	—
Total	395	8,653	9,048	273	8,255	8,528

Owned Real Estate Inventory Status

The following table presents UHG’s owned real estate inventory status as of December 31, 2023 and 2022.

	As of December 31, 2023	As of December 31, 2022
Owned Real Estate Inventory Status(1)	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Homes under construction and finished homes	81%	91%
Developed lots and land under development(2)	19%	9%
Total	100%	100%
______________________________
(1)Represents owned homes under construction and finished lots.
(2)On a limited basis, the Company acquires raw parcels of land already zoned for its intended use to develop into finished lots, typically as a result of business acquisitions. Land under development represented 5% and 0% of total inventory as of December 31, 2023 and 2022, respectively.

Homebuilding, Marketing and Sales Process

UHG is a production builder, primarily focused on entry-level, first, and second move-up homebuyers, with some third move-up and custom construction. UHG bases the decision on what type of home to build according to its market analysis of potential homebuyers. Home construction ranges from attached single-family product such as townhomes and duplexes to detached single-family homes up to five-bedroom two-story product, primarily using plans designed in-house by UHG. The UHG build-on-demand market entails a homebuyer selecting a lot in a UHG development and picking from a selection of UHG predesigned home plans and options. UHG does some limited custom home construction as well.

UHG uses a variety of marketing tools to reach potential homebuyers, but online marketing has become a key strength of the UHG business model, allowing it to reach a broad range of potential homebuyers at relatively low expense compared to traditional advertising platforms. The digital marketing methods that UHG employs include strategic e-

marketing efforts to its current database of potential customers, internet advertising enhanced by search engine marketing, search engine optimization and campaigns and promotions across an array of social media platforms. UHG has also had measurable success utilizing its online digital chat function to assist with inquiries and direct traffic directly to its onsite sales representatives. One area of strength in UHG’s digital marketing has been to leverage virtual home tours of inventory and model homes, which has been particularly effective in selling homes to buyers moving into the area from other regions of the country.

While digital marketing is a key component of the UHG home sales process, most homebuyers will ultimately want to visit a UHG product in person prior to purchasing. UHG maintains model homes in most developments for potential buyers to see in-person the quality and design features of UHG’s homes, as well as the different options that may be available. Onsite sales representatives are present seven days a week in UHG developments to answer questions and provide potential homebuyers with a point-of-sale contact. While efficient marketing methods are important, real estate remains a complicated sales transaction and providing a potential buyer with access to a dedicated onsite sales representative who is an expert on the community is a key to the success of UHG’s sales process. Onsite sales representatives are typically local realtors who have contracted with UHG to provide this service. This allows UHG to provide potential homebuyers with a high level of service and knowledgeable onsite sales representatives without incurring the significant overhead cost of hiring full-time employees to service every development. UHG also puts a great deal of effort into maintaining good relationships with local real estate professionals in its target markets. UHG believes that this gives it a competitive advantage over other builders who rely almost solely on in-house marketing efforts.

Backlog, Sales and Closings

For reporting purposes, a new home “sale” occurs when a buyer has been pre-approved by a mortgage lender, has signed a sales contract with UHG, and has placed a deposit towards the purchase of the home. A “start” occurs when groundbreaking on a home has begun, such as pouring the foundation or footings. “Closing” occurs when the legal process for completing the sale of the home has been finalized and UHG has been paid for the sale. A certain number of sales will not be closed for one reason or another, and these are reported as “cancellations.” Homes in “backlog” are those that are under a sales contract but have not closed.

For reporting purposes, the total number of sales is reported as the number of sales during the applicable period, minus the cancellation of existing contracts during that same period. Cancellation rate is determined by the total number of cancellations for the period divided by total number of sales during the same period. Backlog is calculated as the number of homes in backlog from the prior period, plus sales for the current period, minus the number of closings for the current period. Backlog value is determined based on the selling prices of the homes in backlog.

The table below report sales, starts, closings, and backlog in each of UHG’s primary markets for the years ended December 31, 2023 and 2022.

	Year Ended December 31,						Period Over Period % Change
	2023			2022
Market	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Coastal	150	145	216	160	241	242	(6)%	(40)%	(11)%
Midlands	755	689	827	744	695	942	1%	(1)%	(12)%
Upstate	388	399	340	355	337	421	9%	18%	(19)%
Raleigh	3	15	0	0	0	0	NM	NM	NM
Total	1,296	1,248	1,383	1,259	1,273	1,605	3%	(2)%	(14)%
______________________________
NM - Not Meaningful

The following table presents information concerning UHG’s new orders, cancellation rate and ending backlog for years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Net New Orders	1,296	1,259
Cancellation Rate	13.6%	17.5%

	Year Ended December 31,
	2023	2022
Ending Backlog - Homes	189	276
Ending Backlog - Value (in thousands)	$57,600	$86,000

Materials, Procurement and Construction

UHG uses various materials and components and is dependent upon building material suppliers for a continuous flow of raw materials. It typically takes UHG between 90 and 120 days to construct a single-family home and typically longer for certain higher-end homes. Some factors that could create fluctuations in UHG’s raw material pricing are seasonal variations in the building cycle, labor and material supply chain disruptions, international trade disputes and resulting tariffs and increased demand for materials as a result of the improvements in the housing market.

UHG’s objective in procurement is to maximize efficiencies on local and regional levels and to ensure consistent utilization of established contractual arrangements. UHG employs a comprehensive procurement program that leverages its size and geographic footprint to achieve attractive cost savings and, whenever possible, standardize products to be used with multiple subcontractors and suppliers. This standardization process supports UHG’s efforts to maintain service levels and delivery commitments and to protect its pricing. UHG also leverages its volume to negotiate better pricing from manufacturers. UHG has numerous national distribution arrangements in place for framing supplies, plumbing fixtures, appliances, heating, ventilation and air conditioning systems, roofing and other supplies.

UHG has extensive experience managing all phases of the construction process. Although UHG does not employ its own skilled tradespeople, such as plumbers, electricians and carpenters, UHG does employ project managers, area construction managers, and EVPs of construction to manage the construction process. UHG’s enterprise resource planning system and integrated construction scheduling software, along with a third party scheduling software, allow its project managers to closely monitor the construction progress of each of their homes. UHG’s software also enables its project managers to monitor the completion of work, which in turns expedites payments to their subcontractors.

Customer Relations, Quality Control and Warranty Program

UHG pays particularly close attention to the product design process and carefully considers quality and choice of materials in an attempt to eliminate building deficiencies and reduce warranty expenses. UHG’s policy is to require all of its vendors and sub-contractors, in connection with its onboarding process, to execute its standard terms agreement, which includes, among other provisions, work quality standards. UHG’s onboarding process also requires all vendors and subcontractors to provide proof of insurance, including liability insurance and workers compensation insurance, and to include UHG as an additional insured under such policies. The quality and workmanship of UHG’s subcontractors are monitored in the ordinary course of business by UHG’s project managers and area managers, and UHG conducts regular inspections and evaluations of its subcontractors to ensure that its standards are being met. In addition, local governing authorities in all of UHG’s markets require the homes UHG builds to pass a variety of inspections at various stages of construction, including a final inspection in which a certificate of occupancy, or its jurisdictional equivalent, is issued.

UHG maintains professional staff whose role includes the provision of a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after-sales customer service. UHG’s quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve its standards of quality and customer satisfaction.

Competition and Market Factors

UHG faces competition in the homebuilding industry, which is characterized by relatively low barriers to entry and multiple operators. UHG’s competition includes national, regional, and local homebuilders, as well as the individual home resale market and available rental housing. Homebuilders compete for, among other things, homebuyers, desirable lots, financing, raw materials and skilled labor. Competition for homebuyers is primarily based upon factors such as price, location, design, quality, and the reputation of the builder. Increased competition may prevent UHG from acquiring attractive lots on which to build homes or make such acquisitions more expensive, hinder its market share expansion or lead to pricing pressures on its homes that may adversely impact its margins and revenues.

The housing industry is cyclical and is affected by consumer confidence levels, employment, affordability, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include: the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; and the availability and interest rates of mortgage finance programs. See “Risk Factors” for additional information regarding these risks.

UHG is dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, UHG attempts to utilize standard products available from multiple sources.

Seasonality

The sale of both new and existing homes in the United States exhibit demonstrable seasonality over the course of a calendar year. This seasonality can be evidenced across multiple sources including, but not limited to, government data (U.S. Census Bureau), trade groups (National Association of Realtors) and public company reports. Typically, prospective home buyers search for homes beginning in late winter to early spring, which in industry parlance is often referred to as the “spring buying season.” As homes are constructed, those contracts are then closed upon through the summer into fall. As a result, UHG and the homebuilding industry tends to experience more new home sales in the first half of a calendar year and increased closings and revenue recognition in the second half of a calendar year.

In all of its markets, UHG has historically experienced similar variability in its results of operations and capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. As a result, UHG’s revenue may fluctuate on a quarterly basis. As a result of seasonal activity, UHG’s quarterly results of operations and financial position at the end of a particular quarter are not necessarily representative of the results it expects at year end. UHG expects this seasonal pattern to continue in the long-term.

Governmental Regulation and Environmental, Health and Safety Matters

As a licensed builder in South Carolina, Georgia and North Carolina, UHG is subject to each state’s statutes and regulations governing licensure, as well as other federal, state, and local laws and ordinances that govern the construction of homes in the relevant jurisdictions in which UHG operates. Homes built by UHG in South Carolina, Georgia and North Carolina are required to be built to conform to the standards established by the latest edition of the International Residential Code (“IRC”) (as adopted and modified by each state). The construction of homes to the IRC standards is closely monitored by local authorities, and homes built by UHG must pass inspection at multiple stages of the construction process. Enforcement of the IRC standards is conducted at the local level, which has led and may continue to lead to conflicting interpretations among the multiple jurisdictions in which UHG does business and can cause delays to the construction process. Changes to the IRC or differences in interpretation among jurisdictions may result in additional costs incurred by UHG in the construction process.

Preparation of building sites for homes is governed by a variety of federal, state, and local environmental statutes, regulations, and ordinances. As a purchaser of finished lots from developers, one of the principal regulatory requirements that affects UHG is the requirement that it comply with stormwater and erosion control measures. Regulators frequently inspect UHG homes for compliance with these measures, and fines and other penalties causing delays may be imposed if such inspections reveal that these regulations have not been complied with.

Federal and state environmental laws may hold current or former real estate owners strictly or jointly and severally liable for certain hazardous or toxic substances that may be found on the property. Current or former owners may be required to investigate and clean up these substances and owners can be found liable for related damages. Homes subject to these conditions, or certain naturally occurring conditions like methane or radon, may require a mitigation plan, and a home subject to a mitigation plan may be less attractive to buyers. Use of building material by UHG that is found to be hazardous and to cause injury could also result in UHG being held liable for damages.

UHG procures lots for building homes from the Land Development Affiliates and other third-party developers. The supply of lots from these companies is affected by a number of federal, state, and local statutes, regulations, and ordinances, and can lead to substantially increased costs, delays, or even cancellation of the construction of communities. Unexpected factors such as an endangered species being found on a site, unanticipated jurisdictional wetlands, or geotechnical factors may lead to delays in the supply of lots or increased costs. Local governments may pass restrictions on density and other zoning requirements that make building homes more costly or impractical. Local jurisdictions may also pass moratoriums on development or issuing building permits that can affect the supply of lots to UHG. While UHG will generally purchase developed and entitled lots from the Land Development Affiliates and other third-party developers, these lots may be subject to subsequent restrictions and regulations by local authorities, which can increase costs. UHG expects the use of local government land-use regulation to restrict residential development will intensify in the future.

Homeowners Mortgage, UHG’s joint-venture mortgage brokerage company, is subject to a wide array of federal and state statutes and regulations. As a mortgage broker, Homeowners Mortgage is primarily regulated by state financial services regulators: the South Carolina Department of Consumer Affairs (SCDCA), the South Carolina Board of Financial Institutions (SCBOFI), the North Carolina Commissioner of Banks (NCCOB), and the Georgia Department of Banking and Finance (GADBF). In addition, federal enforcement authority is vested with the Federal Trade Commission (FTC) and the United States Consumer Financial Protection Bureau (CFPB). Homeowners Mortgage is subject to both federal and state law, including regulations promulgated by federal financial regulators (mainly, the CFPB and Federal Reserve Board) and the state financial regulators, which implement these laws. State financial regulators oversee the licensing of Homeowners Mortgage as a mortgage broker. Homeowners Mortgage maintains a Mortgage Broker License in North Carolina and South Carolina and a Mortgage Broker/Processor License/Registration in Georgia. Homeowners Mortgage’s activities, advertising, disclosures to consumers, and its relationship with mortgage loan originators (MLOs) is subject to numerous federal laws, including the Real Estate Settlement Practices Act (RESPA) and its implementing regulation, Regulation X; the Truth in Lending Act (TILA) and Regulation Z; the Equal Credit Opportunity Act (ECOA) and Regulation B; the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act); the Home Mortgage Disclosure Act (HMDA) and Regulation C; the Gramm-Leach-Bliley Act (GLBA) and Regulation P; the Fair Credit Reporting Act (FCRA) and Regulation V; and the Mortgage Acts and Practices — Advertising Rule (MAP Rule) and Regulation N. Some of these laws and regulations directly apply to Homeowners Mortgage, while other obligations apply indirectly through its relationship with the MLOs. The states in which Homeowners Mortgage operates have corollary legal and regulatory regimes, as well as additional restrictions on the conduct of mortgage brokerage businesses that are specific to transactions within the given state. Beyond these laws and regulations, Homeowners Mortgage is subject to compliance with the terms of various governmental and government-sponsored enterprise (GSE) underwriting and compliance guides. These programs, such as those operated by the Federal Housing Administration (FHA), the Veterans Benefits Administration (VA), the United States Department of Agriculture (USDA), the Federal National Mortgage Association (FNMA/Fannie Mae), the Government National Mortgage Association (GNMA/Ginnie Mae), and the Federal Home Loan Mortgage Corporation (FHLMC/Freddie Mac) promulgate regulations and guidelines pursuant to which they will originate or guarantee mortgage loans.

Human Capital Resources and Organizational Culture

UHG builds quality homes for the people in the Southeastern United States. The values UHG team members bring to accomplish that mission are those common to where they grew up, individually and as an organization. UHG enjoys a sterling reputation with its customers, competitors, developers, and government officials driven by its institutional values. This hard-won reputation of its team members and organization gives UHG a competitive advantage over national builders in UHG’s core markets. UHG believes that its culture, and the commitment of its team members to it, has enabled UHG’s growth rate to date.

UHG has approximately 196 full-time team members. UHG also has offices throughout its markets, including offices in the Upstate market in Mauldin, SC, an office in the Coastal market in Myrtle Beach, SC, and an office in Raleigh, NC. The regional concentration of UHG markets, mostly within a two-hour drive from corporate headquarters in Columbia in the Midlands market, allows UHG to retain a light, cost-effective team and infrastructure footprint in the Upstate, Coastal and Raleigh markets.

UHG offers its team members generous benefits, including paid time off, health insurance and a 401k retirement plan. UHG values its team members and understands the importance of them to the success of the business. No UHG team members are members of a labor union or covered by a collective bargaining agreement, there have been no work stoppages or strikes, and relations between UHG and team members are believed to be positive. UHG primarily uses subcontractors to build homes, and UHG believes it has good relationships with these subcontractors.

Available Information

UHG’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are filed with the SEC. Such reports and other information filed by UHG with the SEC are made available free of charge on UHG’s website at ir.unitedhomesgroup.com, as soon as reasonably practicable after such material is available on the SEC’s website. All of these filings with the SEC are also available to the public over the internet at the SEC’s website at www.sec.gov. UHG’s internet address is www.unitedhomesgroup.com. Information contained on, or accessible through, these websites is not incorporated by reference into and does not constitute a part of this prospectus. UHG’s principal executive offices are located at 917 Chapin Road, Chapin, South Carolina 29036 and its telephone number is (844) 766-4663.
Item 1A. Risk Factors
Risks Related to UHG’s Business

UHG’s long-term growth depends upon its ability to acquire developed lots from affiliated land development companies (collectively, the “Land Development Affiliates”) or other sellers, and the ability of such sellers to successfully identify and acquire desirable land parcels for residential build-out. A failure to successfully identify and acquire desirable land parcels for residential build-out could adversely affect UHG’s business or financial results.

UHG’s long-term growth depends upon its ability to continually acquire developed lots from its Land Development Affiliates or other sellers on favorable terms. UHG also depends upon the ability of these entities to successfully identify and acquire attractive land parcels for the construction of UHG’s single-family homes at reasonable prices, and to develop such parcels in a manner that meets UHG’s criteria for developed lots. In addition, because UHG employs a land-light business model, it may have access to fewer and less attractive homebuilding lots than if it owned lots outright, like some of its competitors who do not operate under a land-light model.

The ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, and other market conditions, and there can be no assurance that an adequate supply of land parcels will continue to be available to UHG. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, UHG’s ability to grow could be significantly limited, and the number of homes that UHG builds and sells could decline, which could materially and negatively affect its sales, profitability, stock performance, ability to service its debt obligations and future cash flows. To the extent that UHG is unable to purchase developed lots on a timely basis and at reasonable prices, UHG’s home sales revenue and results of operations could be negatively impacted.

UHG’s geographic concentration could materially and adversely affect its business or financial results if the homebuilding industry in its current markets should decline.

UHG currently builds and sells homes in South Carolina, with a smaller presence in Georgia and North Carolina. UHG’s business strategy is focused on the design, construction, and sale of single-family homes and townhomes across these key markets. A prolonged economic downturn in this region, or in a particular industry or sector of employment that is fundamental to this region, could have a material adverse effect on UHG’s business, prospects, liquidity, financial condition, and results of operations, and a disproportionately greater impact on UHG than other homebuilders with more geographically diversified operations.

Constriction of the credit and capital markets could limit UHG’s ability to access financing and increase its costs of capital.

During past economic and housing downturns, the credit markets constricted and reduced some sources of liquidity that were previously available to UHG. Consequently, UHG relied principally on its cash on hand to meet its working capital needs and repay outstanding indebtedness during those times. There likely will be similar periods in the future when financial market upheaval will increase UHG’s cost of capital or limit UHG’s ability to access the debt markets or obtain bank financing. During such times, UHG may not have sufficient cash on hand to meet its working capital needs and repay outstanding indebtedness.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire lots and begin construction on homes. There is no assurance that cash generated from UHG’s operations, borrowings incurred under its current credit agreements or project-level financing arrangements, or proceeds raised in capital markets transactions will be sufficient to finance UHG’s projects or otherwise fund its liquidity needs. If UHG’s future cash flows from operations and other capital resources are insufficient to finance its projects or otherwise fund its liquidity needs, it may be forced to:

•reduce or delay business activities, lot acquisitions and capital expenditures;
•sell assets;
•obtain additional debt or equity capital; or
•restructure or refinance all or a portion of its debt on or before maturity.

These alternative measures may not be successful and UHG may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of UHG’s existing debt may limit its ability to pursue these alternatives. Further, UHG may seek additional capital in the form of project-level financing from time to time. The availability of borrowed funds, especially for construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. Any difficulty in obtaining sufficient capital for planned construction expenditures could cause project delays and any such delay could result in cost increases and may adversely affect UHG’s sales and future results of operations and cash flows.

The risks associated with UHG’s inventories could adversely affect its business or financial results.

There are risks inherent in controlling, owning and building upon finished lots and housing inventory risks are substantial for UHG’s homebuilding activities. If housing demand declines, UHG may not be able to build and sell homes profitably in some target communities, and it may not be able to fully recover the costs of some of the lots it owns or which it is contracted to purchase. Also, the market value of UHG’s finished lots and housing inventories may fluctuate significantly due to changes in market conditions. As a result, its deposits for lots controlled under purchase contracts may be put at risk because the measures it employs to manage inventory risk, including its land-light lot operating strategy, may not be adequate to insulate operations from a severe drop in inventory values, and it may have to sell homes for a lower profit margin or record inventory impairment charges on its lots.

Because real estate investments are relatively illiquid, UHG’s ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial, and investment conditions may be limited, and it may be forced to hold non-income producing properties for extended periods of time. UHG cannot predict whether it will be able to sell any property for the price or on the terms that it sets or whether any price or other terms offered by a prospective purchaser would be acceptable, nor can it predict the length of time needed to find a willing purchaser and to close the sale of a property. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges. If UHG is unable to develop its communities successfully or within expected timeframes, its results of operations could be adversely affected.

Because most of UHG’s customers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect UHG.

A substantial majority of UHG’s customers finance their home purchases through lenders that provide mortgage financing. Rising interest rates, decreased availability of mortgage financing, reduced access to certain mortgage programs, higher down payment requirements or increased monthly mortgage costs, among other factors, may lead to reduced demand for UHG’s homes and mortgage loans. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in the summer of 2020, which made the homes UHG sells more affordable. However, more recently, mortgage interest rates have abruptly climbed, and UHG cannot predict whether they will continue to climb, remain at the current levels, or fall. If mortgage rates continue at current levels or climb further, the ability of prospective homebuyers to finance home purchases may be adversely affected and, as a result, UHG’s business, operating results and financial condition may be adversely affected.

Decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt. Entry-level and first-time move-up homebuyers are the primary source of demand for UHG’s new homes. Entry-level homebuyers are generally more affected by the availability of financing than other potential homebuyers. In addition, many of UHG’s potential move-up homebuyers must sell their existing homes in order to buy a home from UHG. Where potential homebuyers must sell their existing homes in order to buy a new home, increases in mortgage costs, lack of availability of mortgages, and/or regulatory changes could prevent the buyers of potential homebuyers’ existing homes from obtaining a mortgage, which would result in the inability of a significant number of UHG’s potential customers to buy a new home. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes. If UHG’s customers (or potential buyers of its customers’ existing homes) cannot obtain suitable financing, UHG’s sales and results of operations could be adversely affected.

The federal government has taken on a significant role in supporting mortgage lending through its conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which purchase home mortgages and mortgage-backed securities (MBS) originated by mortgage lenders, and its insurance of mortgages originated by lenders through the Federal Housing Administration (“FHA”) and Veterans Administration (“VA”). The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing the sale of UHG’s homes. The secondary market for mortgage loans continues to primarily prefer securities backed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae”), and UHG believes the liquidity these agencies provide to the mortgage industry is important to the housing market. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. Additionally, the FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of UHG’s homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce UHG’s home sales, which could have a material adverse effect on its business, prospects, liquidity, financial condition and results of operations.

Increases in UHG’s home cancellation rate could have a negative impact on its home sales revenue and gross profit.

UHG’s backlog reflects sales contracts with homebuyers for homes that have not yet been delivered. UHG has received a deposit from a homebuyer for most homes reflected in its backlog and, generally, has the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, subject to certain exceptions, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or, in certain circumstances, the homebuyer’s inability to obtain suitable financing. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions.

An increase in the level of UHG’s home order cancellations could have a negative impact on its business, prospects, liquidity, financial condition and results of operations.

Tax law changes that increase the after-tax costs of owning a home could prevent potential customers from buying UHG’s homes and adversely affect its business or financial results.

Changes in federal income tax laws may affect the demand for new homes. Significant expenses of owning a home, including mortgage interest and real estate taxes, have historically been deductible expenses for an individual’s U.S. federal, and in some cases, state income taxes, subject to various limitations under current tax law and policy. The Tax Cuts and the Jumpstart Our Business Startups Act (the “JOBS Act”), which became effective January 1, 2018, includes provisions which impose significant limitations with respect to these income tax deductions. For instance, the annual deduction for real estate taxes and state local income taxes (or sales in lieu of income taxes) is now generally limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest is generally only available with respect to the first $750,000 of a new mortgage and there is no longer a federal deduction for interest on home equity loans. If the U.S. federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many potential customers. The resulting loss or reduction of these homeowner tax deductions that have historically been available has and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including those built by UHG. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on UHG’s business and financial results.

UHG cannot make any assurances that its growth strategies will be successful or will not expose it to additional risks or result in other negative consequences to its business or financial results.

UHG intends to achieve its primary business objectives by executing on its growth strategies of continuing to leverage key macro housing trends, capitalizing on strong growth in core markets, engaging in accretive mergers and acquisitions, entering into programmatic build-to-rent partnerships, and identifying ancillary revenue growth opportunities. While UHG has a record of growth and significant achievement in the past, this does not guarantee UHG will continue to perform successfully.

UHG employs a land-light lot acquisition strategy with a focus on the design, construction and sale of single-family homes and townhomes. UHG utilizes the Land Development Affiliates and other third party land developers to handle land acquisition and development to maximize UHG’s profits and enhance its access to capital. Prior to 2023, UHG has not historically operated under this structure, and since land development is critical to homebuilding and sales, this measure could adversely affect its results of operations.

UHG intends to capitalize on its demonstrated operational experience to grow its market share within its existing markets and to opportunistically expand into new markets where it identifies strong economic and demographic trends that provide opportunities to build homes that meet its profit and return objectives. These strategic decisions may not advance its business strategy, provide a satisfactory return on its investment or provide any other anticipated benefits. Additionally, the execution and integration of any of these growth and expansion initiatives may not be successful and may require significant time and resources, which would divert management’s attention from other operations. Any of these initiatives could also expose UHG to material liabilities not discovered in the due diligence process and may lead to litigation. If these initiatives under-perform expectations or are unsuccessful, UHG may incur significant expenses or write-offs of inventory, other assets or intangible assets such as goodwill and company brand, which would adversely affect UHG’s business and financial results.

UHG may not be able to complete or successfully integrate completed acquisitions and potential future acquisitions, and may experience challenges in realizing expected benefits of each such acquisition.

During 2023, UHG completed the acquisition of selected assets of Herring Homes, LLC and the acquisition of 100% of the outstanding stock of Rosewood Communities, Inc. In January 2024, UHG completed the acquisition of selected assets of Creekside Custom Homes, LLC. From time to time, UHG may evaluate additional possible acquisitions, some of which may be material. These acquisitions may pose significant risks to UHG’s existing operations if they cannot be successfully integrated. Completion of acquisitions places additional demands on UHG’s managerial, operational, financial and other resources and creates operational complexity requiring additional personnel and other resources. As a result of acquisitions, UHG may enter into new markets, such as its entry into the North Carolina market as a result of the acquisition of selected assets of Herring Homes, LLC. UHG may face challenges with respect to integration of its operations in new markets. In addition, UHG may not be able to successfully finance or integrate any businesses that it acquires. Furthermore, the integration of any acquisition may divert management’s time and resources from UHG’s core business and disrupt its operations. Moreover, even if UHG is successful in integrating newly acquired businesses or assets, expected synergies or cost savings may not materialize, resulting in lower-than-expected benefits to UHG from such transactions. UHG may spend time and money on projects that do not increase its revenue. Additionally, when making acquisitions, it may not be possible for UHG to conduct a detailed investigation of the nature of the business or assets being acquired, for instance, due to time constraints in making the decision and other factors. UHG may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. To the extent UHG pays the purchase price of an acquisition in cash, such an acquisition would reduce its cash reserves, and, to the extent the purchase price of an acquisition is paid with UHG’s stock, such an acquisition could be dilutive to UHG’s stockholders. To the extent UHG pays the purchase price of an acquisition with proceeds from the incurrence of debt, such an acquisition would increase UHG’s level of indebtedness and could negatively affect its liquidity and restrict its operations. Further, to the extent that the purchase price of an acquisition is paid in the form of an earn out on future financial results, the success of such an acquisition will not be fully realized by UHG for a period of time as it is shared with the sellers. All of the above risks could have a material adverse effect on UHG’s business, prospects, liquidity, financial condition and results of operations.

UHG may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price.

UHG may be forced to write down or write off assets, including intangible assets such as goodwill, restructure operations, or incur impairment or other charges that could result in losses, including due to factors outside of UHG’s business and control. For example, UHG has recorded intangible assets, including goodwill, in connection with the acquisition of selected assets of Herring Homes, LLC (which was accounted for as a business combination) and acquisition of common stock of Rosewood Communities, Inc. totaling $7.1 million. If UHG were to determine that a significant impairment of any such intangible assets has occurred, UHG would be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on UHG’s results of operations in the period in which the write-off occurs. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with UHG’s risk analysis. Even though these charges may be non-cash items and not have an immediate impact on UHG’s liquidity, the fact that UHG reports charges of this nature could contribute to negative market perceptions about UHG or its securities. Accordingly, UHG’s securities could suffer a reduction in value.

Failure to find suitable subcontractors may have a material adverse effect on UHG’s standards of service.

Substantially all of UHG’s construction work is done by third-party subcontractors with UHG acting as the general contractor. Accordingly, the timing and quality of UHG’s construction depends on the availability and skill of its subcontractors. UHG does not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which UHG conducts its operations.

In the future, certain of the subcontractors UHG engages with may be represented by labor unions or subject to collective bargaining arrangements that require the payment of prevailing wages that are higher than normally expected on a residential construction site. A strike or other work stoppage involving any of UHG’s subcontractors could also make it difficult to retain subcontractors for its construction work. In addition, union activity could result in UHG paying higher costs to retain its subcontractors. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on UHG’s business, prospects, liquidity, financial condition, and results of operations.

UHG could be adversely affected by efforts to impose joint employer liability on it for labor law violations committed by its subcontractors.

Although subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of subcontractors as employees of homebuilders, UHG could be responsible for wage, hour, and other employment-related liabilities of its subcontractors, which could adversely affect its results of operations and business or financial results.

UHG may suffer significant financial harm and loss of reputation if it does not comply, cannot comply or is alleged to have not complied with applicable laws, rules and regulations concerning its classification and compensation practices for independent contractors.

UHG retains various independent contractors and subcontractors. With respect to these independent contractors, UHG is subject to the IRS regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any sales agents, vendors or any other entity characterized as an independent contractor. Further, if legal standards for the classification of independent contractors change or appear to be changing, UHG may need to modify its compensation and benefits structure for such independent contractors, including by paying additional compensation or reimbursing expenses.

There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of any individual or vendor currently characterized as independent contractors doing business with UHG. Potential changes, if any, with respect to such classification could have a significant effect on UHG’s operating model.

Further, the costs associated with any such potential changes could have a significant effect on UHG’s results of operations and financial condition if it were unable to pass through an increase in price corresponding to such increased costs to its customers. Additionally, UHG could incur substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees in defending future challenges to its employment classification or compensation practices.

UHG is required to obtain performance bonds and other government approvals, the unavailability of which could adversely affect its results of operations and cash flows.

UHG is often required to provide surety bonds to secure its performance or obligations under construction contracts, development agreements and other arrangements. Its ability to obtain surety bonds primarily depends upon its credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. In addition, some municipalities and governmental authorities have been reluctant to accept surety bonds and instead require enhancements such as cash deposits or letters of credit, in order to maintain existing bonds or to issue new bonds. If UHG is unable to obtain surety bonds when required, or if it is required to provide credit enhancements with respect to its current or future bonds or in place of bonds, its results of operations and cash flows could be adversely affected.

UHG may suffer uninsured losses or suffer material losses in excess of insurance limits adversely affecting its business or financial results.

Material losses or liabilities in excess of insurance proceeds may occur in the future. UHG could suffer physical damage to property and liabilities resulting in losses that may not be fully compensated by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by UHG’s insurance policies. The costs of insuring against construction defect, product liability and director and officer claims are substantial, and the cost of insurance for UHG’s operations may rise, deductibles and retentions may increase, and the availability of insurance may diminish. Should an uninsured loss or a loss in excess of insured limits occur, UHG could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. In addition, it could be liable to repair damage or meet liabilities caused by uninsured risks and may also be liable for any debt or other financial obligations related to affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.

In the United States, the coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly. As a result, an increasing number of UHG’s subcontractors in the United States may be unable to obtain insurance. If UHG cannot effectively recover construction defect liabilities and costs of defense from its subcontractors or their insurers, or if it has self-insured liabilities, it may suffer losses. Coverage may be further restricted and become even more costly. Such circumstances could adversely affect UHG’s business, financial condition, and operating results.

UHG is subject to litigation and other legal proceedings that could harm its business if an unfavorable ruling were to occur.

From time to time, UHG is involved in litigation and other legal proceedings relating to claims arising from its operations in the normal course of business. UHG is currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. These or other litigation or legal proceedings could materially affect UHG’s ability to conduct its business in the manner that it expects or otherwise adversely affect UHG should an unfavorable ruling occur.

A major health and safety incident relating to UHG’s business could be costly in terms of potential liabilities and reputational damage.

Operating in the homebuilding industry poses certain inherent health and safety risks and building sites are inherently dangerous. Due to health and safety regulatory requirements and the number of projects UHG works on, health and safety performance is critical to the success of all areas of its business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on UHG’s reputation, its relationships with relevant regulatory agencies, governmental authorities and local communities, which in turn could have a material adverse effect on its business, prospects, liquidity, financial condition and results of operations.

Difficulties with appraisal valuations in relation to the proposed sales price of UHG’s homes could force UHG to reduce the price of its homes for sale.

UHG’s home sales may require an appraisal of each home value before closing. Appraisals are professional judgments of the market value of the property and are based on a variety of market factors. If UHG’s internal valuations of the market and pricing do not line up with the appraisal valuations and appraisals are not at or near the agreed upon sales price, UHG may be forced to reduce the sales price of the home to complete the sale. These appraisal issues could have a material adverse effect on UHG’s business and results of operations.

Fluctuations in real estate values may require UHG to write-down the book value of its real estate assets. The homebuilding industry is subject to significant variability and fluctuations in real estate values. As a result, UHG may be required to write-down the book value of its real estate assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on UHG’s business, prospects, liquidity, financial condition and results of operations.

UHG may not be able to compete effectively against competitors in the homebuilding industry.

UHG operates in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which it operates. Additionally, there are relatively low barriers to entry into the business. UHG competes with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. These competitors may independently develop land and construct housing units that are superior or substantially similar to UHG’s products. Increased competition could hurt UHG’s business, as it could prevent UHG from acquiring attractive lots on which to build homes or make such acquisitions more expensive, hinder its market share expansion and cause it to increase its selling incentives and reduce its prices. If UHG is unable to compete effectively in its markets, its business could decline disproportionately to its competitors, and its results of operations and financial condition could be adversely affected.

UHG may be at a competitive disadvantage with regard to certain of its large national and regional homebuilding competitors whose operations are more geographically diversified than UHG’s, as these competitors may be better able to withstand any future regional downturn in the housing market. UHG competes directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than UHG. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which UHG operates. This may give competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce UHG’s market share and limit its ability to expand the business as planned.

UHG’s mortgage brokering joint venture may not be able to compete effectively in this area.

UHG participates in the brokering of mortgage loans through its engagement in its joint venture mortgage brokerage company, Homeowners Mortgage, which was recently launched and brokers loans for financing UHG’s home sales. The competitors to Homeowners Mortgage include mortgage brokers and lenders, including national, regional and local mortgage brokers, banks, and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than Homeowners Mortgage, and some of them may operate with different criteria. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than Homeowners Mortgage. For these reasons, Homeowners Mortgage, and therefore UHG, may not be able to compete effectively in the mortgage banking business.

Homeowners Mortgage may be adversely affected by changes in governmental regulation.

Changes in governmental regulation with respect to mortgage brokers and lenders could adversely affect the financial results of Homeowners Mortgage, which in turn could adversely affect UHG’s business. Homeowners Mortgage is subject to numerous federal, state and local laws and regulations, which, among other things: prohibit discrimination and establish underwriting guidelines; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities.

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect UHG’s financial condition and results of operations and the market perception of its business. Additionally, if Homeowners Mortgage is unable to broker mortgages for any reason going forward, its customers may experience significant mortgage loan funding issues, which could have a negative impact on UHG’s homebuilding business.

UHG’s business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

Inflation can adversely affect UHG by increasing costs of the lots, materials and labor it needs to operate its business. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability, thereby further decreasing demand. In a highly inflationary environment, depending on industry and other economic conditions, UHG may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce its profit margins. Moreover, in a highly inflationary environment, UHG’s cost of capital, labor and materials can increase, and the purchasing power of its cash resources can decline, which could have an adverse impact on its business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of UHG’s inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes. These, or other factors that increase the risk of significant deflation, could have a negative impact on UHG’s business or financial results.

Public health issues such as a major epidemic or pandemic could adversely affect UHG’s business or financial results.

The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk, including the COVID-19 pandemic. In response to the World Health Organization’s declaration of the COVID-19 pandemic, federal, state and local governments and private entities mandated various restrictions, requiring closure of non-essential businesses for a period of time. In all of the municipalities in which UHG operates, residential construction and financial services were deemed essential businesses as part of critical infrastructure, and UHG was able to continue its homebuilding operations in those markets. UHG implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

As a result of the COVID-19 pandemic, UHG experienced supply-chain issues that delayed deliveries. UHG may experience supply-chain and other impacts from quarantines, market downturns, and changes in consumer behavior related to pandemics in the future. The extent to which a pandemic may impact UHG’s business, results of operations, liquidity and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the ultimate geographic spread of such outbreaks; the severity of the virus; the duration of the outbreak; the imposition and duration of travel restrictions; business closures imposed by the governments of impacted countries, states, and municipalities; the implementation, rollout, and efficacy of vaccines; and any new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Risks Related to the Homebuilding Industry

The homebuilding industry is cyclical and affected by changes in general economic, real estate or other conditions that could adversely affect UHG’s business or financial results.

The residential homebuilding industry is highly cyclical and can be significantly affected by changes in local and general economic conditions that are outside of UHG’s control, including changes in:

•the availability of construction and permanent mortgages;

•the supply of developable land in markets in which UHG operates;
•the supply of building materials and appliances;
•consumer confidence, income and spending generally and the confidence, income and spending of     potential homebuyers in particular;
•levels of employment, job and personal income growth, and household debt-to-income levels;
•the availability and costs of financing for homebuyers;
•private and federal mortgage financing programs and federal, state, and local regulation of lending practices related to the purchase of homes;
•short- and long-term interest rates;
•federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;
•real estate taxes;
•inflation;
•the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
•housing demand from population growth and other demographic changes (including immigration levels and trends in urban and suburban migration);
•the supply of new or existing homes and other housing alternatives to new homes, such as apartments, foreclosed homes, homes held for sale by investors, and other existing residential and rental property;
•inclement weather, natural disasters, other calamities and other environmental conditions that can delay the delivery of UHG’s homes and/or increase its costs;
•demographic trends; and
•U.S. and global financial system and credit markets, including stock market and credit market volatility.

Adverse changes in these general and local economic conditions or a downturn in the broader economy would have a negative impact on UHG’s business and financial results. Changes in these economic conditions may affect some of UHG’s regions or markets more than others. If adverse conditions affect the larger markets that UHG serves, they could have a disproportionately greater impact on UHG than on other homebuilding companies. In addition, an important segment of UHG’s customer base consists of first-time and second-time move-up buyers, who often purchase homes subject to contingencies related to the sale of their existing homes, and therefore will be affected by downturn in the resale market. Further, UHG also competes with the resale, or “previously owned,” home market. The difficulties facing these buyers in selling their homes during periods of economic downturn may adversely affect UHG’s sales, and moreover, during such periods UHG may need to reduce its sale prices and offer greater incentives to buyers to compete for sales, which may reduce its margins.

In the past, the federal government’s fiscal and trade policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which impacted business and consumer behavior, particularly in the real estate industry. Monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and, in turn, could adversely affect the operating results of UHG’s businesses.

Weather conditions and natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and heavy or prolonged precipitation, can harm UHG’s business. These can delay UHG’s home construction and home closings, adversely affect the cost or availability of materials or labor or damage homes under construction. The climate and geology of the states in which UHG operates have experienced recent natural disasters and present increased risks of adverse weather or natural disasters.

Any of the foregoing adverse changes in general economic, real estate or other conditions may cause potential customers to be less willing or able to buy UHG’s homes. In the future, UHG’s pricing and product strategies may also be limited by market conditions. UHG may be unable to change the mix of its home offerings, reduce the costs of the homes it builds, offer homes at lower prices or satisfactorily address changing market conditions in other ways without adversely affecting its profits and returns. In addition, cancellations of home sales contracts in backlog may increase if homebuyers do not honor their contracts due to any of the factors discussed above.

Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can be significant, and reliance on subcontractors exposes builders such as UHG to regulatory risks that could adversely affect business or financial results.

UHG is subject to home warranty and construction defect claims arising in the ordinary course of its homebuilding business. UHG relies on subcontractors to perform the actual construction of its homes, and in many cases, to select and obtain construction materials. Despite UHG’s detailed specifications and monitoring of the construction process, its subcontractors may not meet adequate quality standards in the construction of its homes. When UHG finds these issues, it repairs them in accordance with its warranty obligations. Additionally, UHG is subject to construction defect claims which can be costly to defend and resolve in the legal system. Warranty and construction defect matters can also result in negative publicity in the media and on the internet, which can damage UHG’s reputation and adversely affect its ability to sell homes.

Based on the large number of homes UHG has sold over the years, its potential liabilities related to warranty and construction defect claims are significant. As a consequence, UHG maintains product liability insurance, and seeks to obtain indemnities and certificates of insurance from subcontractors covering claims related to their workmanship and materials. UHG establishes warranty and other reserves for the homes it sells based on its historical experience in its markets and its judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, UHG cannot provide assurance that its insurance coverage, its subcontractor arrangements and its reserves will be adequate to address all of its future warranty and construction defect claims. Contractual indemnities can be difficult to enforce against subcontractors, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted or become more costly. If costs to resolve future warranty and construction defect claims exceed UHG’s estimates, its financial results and liquidity could be adversely affected.

Supply shortages and other risks related to acquiring lots, building materials and skilled labor could increase UHG’s costs and delay deliveries causing an adverse effect on UHG’s business or financial results.

The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction, including:

•difficulty in acquiring lots suitable for residential building at affordable prices in locations where potential customers want to live;
•shortages of qualified subcontractors and skilled labor;
•reliance on local subcontractors, manufacturers, distributors and land developers who may be inadequately capitalized;
•shortages of materials; and
•significant increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

These lots, labor and materials shortages can be more severe during periods of strong demand for housing or during periods where the regions in which UHG operates experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and materials may also increase during periods of shortages or high inflation. In addition, tariffs, duties and/or trade restrictions imposed or increased on imported materials and goods that are used in connection with the construction and delivery of UHG’s homes, including steel, aluminum and lumber, may raise its costs for these items or for the products made with them. These factors may cause construction delays or cause UHG to incur more costs building its homes. If the level of new home demand increases significantly in future periods, the risk of shortages and cost increases in residential lots, labor and materials available to the homebuilding industry will likely increase.

Governmental regulations and environmental matters could increase the cost and limit the availability of UHG’s homebuilding projects and adversely affect its business or financial results.

UHG is subject to extensive and complex regulations that affect home construction, including zoning, density restrictions, building design and building standards. Projects that are not fully permitted and approved may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. UHG may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. These regulations often provide broad discretion to the administering governmental authorities as to the conditions UHG must meet prior to construction being approved, if approved at all. UHG is subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. Government authorities in many markets have implemented no growth or growth-control initiatives. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. Any of these may limit, delay or increase the costs of home construction. From time to time UHG receives notices of complaint from the South Carolina Department of Labor, Licensing and Regulation, Division of Professional and Occupational Licensing, Office of Investigations and Enforcement (“LLR”). These complaints arise when a UHG customer contacts LLR complaining of substandard work or other standards or code violations. There is one LLR matter that is currently outstanding against UHG; however, UHG has responded to this matter and has worked with the customer in an effort to resolve their concerns. UHG believes this matter will be dismissed and closed.

UHG is also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause UHG to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. Government agencies also routinely initiate audits, reviews or investigations of developers and homebuilders’ business practices to ensure compliance with these laws and regulations, which could cause UHG to incur costs or create other disruptions in its business that can be significant.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation or clean-up costs incurred by such parties in connection with the contamination. A mitigation system may be installed during the construction of a home if cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane. Some buyers may not want to purchase a home with a mitigation system.

Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce UHG’s profit margins and adversely affect its results of operations.

The subcontractors UHG relies on to perform the actual construction of its homes are also subject to a significant number of local, state and federal laws and regulations, including laws involving matters that are not within UHG’s control. If the subcontractors who construct UHG’s homes fail to comply with all applicable laws, UHG can suffer reputational damage and may be exposed to possible liability, either or both of which could adversely affect its business or financial results.

Natural disasters, severe weather and adverse geologic conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect UHG.

UHG’s homebuilding operations are located in areas that are subject to natural disasters, severe weather or adverse geologic conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, prolonged periods of precipitation, soil subsidence, and other natural disasters. For example, UHG operates in a number of locations in the Southeast that have been adversely impacted by severe weather conditions and hurricanes. The occurrence of any of these events could damage UHG’s lots and projects, cause delays in completion of UHG’s projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could affect UHG’s sales and profitability. In addition to directly damaging UHG’s lots or projects, many of these natural events could damage roads and highways providing access to UHG’s assets or affect the desirability of UHG’s lots or projects, thereby adversely affecting UHG’s ability to market and sell homes in those areas and possibly increasing the costs of homebuilding completion. Furthermore, the occurrence of natural disasters, severe weather and other adverse geologic conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact on UHG’s business, prospects, liquidity, financial condition and results of operations.

Risks Related to UHG’s Financing and Indebtedness

UHG has significant amounts of debt and may incur additional debt. Incurrence of additional debt or a default under any of UHG’s loan agreements or the convertible notes could affect UHG’s financial health and its ability to raise additional capital to fund its operations or potential acquisitions.

As of December 31, 2023, UHG’s consolidated homebuilding debt was approximately $77.2 million, which was secured by inventory, and carried a weighted average interest rate of 8.13% as of December 31, 2023. As of December 31, 2023, UHG’s convertible notes had an outstanding balance of approximately $68.0 million, bearing interest at a fixed rate of 15%. See Note 9 - Homebuilding debt and other affiliate debt and Note 14 - Convertible note payable of the Notes to the Consolidated Financial Statements contained in this report. The amount and the maturities of UHG’s debt could have important consequences on UHG’s cash flows and results of operations. For example, UHG’s obligations to service its debt facilities could require the dedication of a substantial portion of cash flow from operations to payment of debt and reduce the ability to use cash flow for other operating or investing purposes; limit the flexibility to adjust to changes in business or economic conditions; and limit the ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements. The covenants, restrictions or limitations in UHG’s debt facilities could limit its ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict its activities or business plans and adversely affect its ability to finance operations, acquisition, investments or strategic alliances or other capital needs or to engage in other business activities that would be in its interest.

UHG’s existing financing agreements contain, and the financing arrangements UHG enters into in the future likely will contain, covenants that limit UHG’s ability to take certain actions. UHG’s revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”) contains significant restrictions on UHG’s ability to incur additional debt. The Wells Fargo Facility also contains affirmative, negative, and financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $70 million, (ii) 25% of positive consolidated earnings earned in any fiscal quarter, (iii) 100% of new equity contributed to the Borrower (as defined in the Wells Fargo Facility), (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company; (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00; (c) a minimum debt service coverage ratio to be no less than 2.00 to 1.00 for any fiscal quarter; (d) a minimum liquidity amount of not less than the greater of (y) $30,000,000 or (z) an amount equal to 1.5 times the trailing twelve month interest incurred; and (e) unrestricted cash of not less than 50% of the liquidity required at all times.

If UHG fails to comply with the covenants, restrictions or limitations in its financing arrangements, UHG would be in default under such financing arrangements and its lenders could elect to declare outstanding amounts due and payable and terminate their commitments. A default also could significantly limit UHG’s financing alternatives, which could cause UHG to curtail its investment activities and/or dispose of assets when it otherwise would not choose to do so. In addition, future indebtedness UHG obtains may contain financial covenants limiting its ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels and pay dividends to its stockholders and otherwise affect its operating policies. If UHG defaults on one or more of its debt agreements, it could have a material adverse effect on UHG’s business, prospects, liquidity, financial condition and results of operations.

Failure to further extend the Wells Fargo Facility in 2026 could have a material adverse effect on UHG’s ability to meet the financing requirements of its business.

The Wells Fargo Facility has a stated maturity date in 2026, which date may be extended by one year upon UHG’s request and subject to the terms of the Wells Fargo Facility. If, at such time, UHG is unable to extend the Wells Fargo Facility or find a new source of borrowing on acceptable terms, UHG will be required to pay down the amounts outstanding under the Wells Fargo Facility, which may require UHG to sell assets, seek additional equity financing (which will result in additional dilution to stockholders) or reduce or delay capital expenditures, any of which could have a material adverse effect on UHG’s operations and financial condition. If UHG does not have sufficient funds and is otherwise unable to arrange financing, its assets may be foreclosed upon which could have a material adverse effect on UHG’s business, financial condition and results of operations. In addition, UHG would be restricted in its ability to acquire new investments, and UHG’s independent registered public accounting firm could raise an issue as to UHG’s ability to continue as a going concern.

UHG may be unable to obtain additional financing to fund its operations and growth.

UHG may require additional financing to fund its operations or growth, which might not be available on terms that are favorable or acceptable, or at all. If UHG is required to seek financing to fund its working capital requirements, volatility in credit or capital markets may restrict its flexibility to successfully obtain additional financing on terms acceptable to UHG, or at all. The failure to secure additional financing could have a material adverse effect on the continued development or growth of UHG.

Servicing UHG’s debt, including the convertible notes, requires a significant amount of cash, and it may not have sufficient cash flow to pay its substantial debt, which could adversely impact its business and financial results.

UHG’s ability to meet its debt service obligations, including the convertible notes (the “Notes”), will depend, in part, upon its future financial performance. Future results are subject to the risks and uncertainties described in this Annual Report. UHG’s revenues and earnings vary with the level of general economic activity in the markets it serves. Its business is also affected by financial, political, business and other factors, many of which are beyond its control. The factors that affect its ability to generate cash can also affect its ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of UHG’s debt service obligations because borrowings under the Wells Fargo Facility bear interest at floating rates.

The Wells Fargo Credit Facility, the Note Purchase Agreement, and Notes contain terms which restrict UHG’s current and future operations, particularly UHG’s ability to respond to changes or to take certain actions.

The Wells Fargo Credit Facility and the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on UHG and may limit UHG’s ability to engage in acts that may be in UHG’s long-term best interest, including, among other things, restrictions on UHG’s ability to, in certain instances:

•change UHG’s governing documents or capital structure in a manner that adversely affects the investors in the Notes;
•incur or guarantee additional indebtedness;
•issue preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•amend, modify or supplement any existing equity incentive plan or enter into or adopt any new equity incentive plan; and
•enter into an agreement with respect to any acquisition of another business or person that requires payment of consideration greater than 400% of such business’s or person’s earnings before interest, tax, depreciation and amortization during the previous year.

As a result of these restrictions, UHG will be limited as to how it conducts its business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness UHG may incur could include more restrictive covenants. UHG cannot make any assurances that it will be able to maintain compliance with these covenants in the future and, if UHG fails to do so, that UHG will be able to obtain waivers from the lenders or investors in the Notes and/or amend the covenants.

UHG’s failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in UHG’s being required to repay these applicable borrowing before its due date and the termination of future funding commitments by UHG’s lenders. If UHG is forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, UHG’s results of operations and financial condition could be adversely affected.

Adverse developments affecting financial institutions, including bank failures, could adversely affect UHG’s liquidity and financial performance.

UHG holds domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of banks, or other adverse conditions in the financial or credit markets impacting financial institutions at which UHG maintains balances, could adversely impact UHG’s liquidity and financial performance. There can be no assurance that UHG’s deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which UHG does business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. Adverse developments affecting financial institutions, including bank failures, could adversely affect UHG’s liquidity and financial performance.

Additionally if such banks or financial institutions, or any substitute or additional banks or financial institutions, participate in the Wells Fargo Facility, adverse developments may result in such bank or financial instituting defaulting under such facility. Under the Wells Fargo Facility, non-defaulting lenders are not unconditionally obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit, and may not issue additional letters of credit if UHG does not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, potentially due to other demands they face under other credit instruments to which they are party, or because of regulatory restrictions, among other factors, UHG may not be able to access the Wells Fargo Facility’s full borrowing or letter of credit capacity.

Risks Related to UHG’s Organization and Structure

As a result of UHG’s CEO’s relationship with UHG and the Land Development Affiliates, conflicts of interest may arise with respect to any transactions involving both UHG and one or more of the Land Development Affiliates, and the interests of UHG’s CEO may not be aligned with the interest of UHG’s stockholders.

UHG has transferred substantially all of the undeveloped land and land under development previously owned by it to the Land Development Affiliates. UHG’s subsidiaries enter into developed lot purchase agreements with the Land Development Affiliates, pursuant to which such subsidiaries expect to purchase developed lots.

Michael Nieri is the Chief Executive Officer and Chairman of the Board of Directors of UHG and is also an owner and board member of Pennington Communities, LLC, an entity formed to be the sole manager of each of the Land Development Affiliates. Lots developed from land owned by the Land Development Affiliates will be sold to UHG at fair market value. The UHG Related Party Transactions Committee has established and monitors procedures to be followed to ensure that sale prices reflect actual fair market value and will review all agreements and transactions entered into or to be entered into involving any of the Land Development Affiliates and UHG to ensure any such agreements and transactions are at arm’s length. However, because Mr. Nieri has material interests in the Land Development Affiliates, there may be situations in which UHG’s interests and Mr. Nieri’s interests are inherently not fully aligned in transactions that involve both UHG and one or more of the Land Development Affiliates, and in some cases Mr. Nieri’s interests may directly conflict with the interest of UHG. These conflicts may include, without limitation: conflicts arising from the enforcement of agreements between UHG and the Land Development Affiliates; conflicts in determining whether UHG may be able to obtain more beneficial terms by purchasing lots from other third-party developers; and conflicts in determining the terms of current or future agreements and transactions. These conflicts of interest may result in transactions whose terms or outcomes are less favorable to UHG than would otherwise be the case without such arrangements with the Land Development Affiliates.

The dual class structure of UHG’s common stock has the effect of concentrating voting power with UHG’s CEO, which may effectively eliminate the ability of holders of UHG’s Class A common stock to influence the outcome of important transactions, including a change in control.

UHG’s Class A common stock has one vote per share, and UHG’s Class B common stock has two votes per share. All of UHG’s Class B common stock is held by Michael Nieri, UHG’s Chief Executive Officer and Chairman of the Board of Directors, and family trusts established for the benefit of certain of Mr. Nieri’s family members (such trusts collectively, the “Nieri Trusts”). As a result, Mr. Nieri and the Nieri Trusts control a majority of the voting power of the outstanding UHG Common Shares. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to UHG’s stockholders for their vote or approval, except as otherwise required by applicable law or UHG’s Amended and Restated Certificate of Incorporation. Accordingly, Nr. Nieri and the Nieri Trusts will likely effectively control all matters submitted to the stockholders, including the election of directors, amendments of organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of UHG’s assets, or other major corporate transaction requiring stockholder approval. Even if Mr. Nieri’s and the Nieri Trusts’ control constitutes less than a majority of the voting power of the outstanding UHG Common Shares, the extent of the influence that they have over UHG may be substantial.

Mr. Nieri may have interests that differ from those of other UHG stockholders and may vote in a way with which other stockholders disagree, and which may be adverse to other stockholders’ interests. This concentrated control is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer, or proxy contest for the removal of directors. As a result, UHG’s dual class structure, coupled with Mr. Nieri’s and the Nieri Trusts’ concentration of stock ownership, may have the effect of depriving the UHG’s stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace directors and management.

UHG is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If UHG relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Michael Nieri and the Nieri Trusts control a majority of the voting power of the outstanding UHG Common Shares, and UHG is therefore a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•that a majority of the Board of Directors consists of independent directors;
•for an annual performance evaluation of the nominating and corporate governance and compensation committees;
•that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

While UHG has not relied on these exemptions, UHG may use these exemptions in the future. As a result, UHG’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

UHG depends on key personnel whose untimely departure could adversely impact its business and financial results.

UHG’s success depends to a significant degree upon the contributions of certain key personnel who would be difficult to replace, including, but not limited to, Michael Nieri, the Chief Executive Officer and Chairman of the Board of Directors. There is no guarantee that he will remain employed with UHG. If any of UHG’s key personnel were to cease employment with it, its operating results could suffer. Further, the process of attracting and retaining suitable replacements for key personnel whose services it may lose would result in transition costs and would divert the attention of other members of senior management from existing operations. The loss of services from key personnel or a limitation in their availability could materially and adversely impact UHG’s business, prospects, liquidity, financial condition, and results of operations. Further, such a loss could be negatively perceived in the capital markets. UHG has not obtained and does not expect to obtain key man life insurance that would provide it with proceeds in the event of death or disability of any of its key personnel.

UHG’s corporate organizational documents and provisions of state law to which it is subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult, or prevent an attempted acquisition that stockholders may favor or an attempted replacement of the Board of Directors or management.

UHG’s governing documents have anti-takeover effects and may delay, discourage, or prevent an attempted acquisition or change of control or a replacement of the incumbent Board of Directors or management. The governing documents include provisions that:

•empower the Board of Directors, without stockholder approval, to issue preferred stock, the terms of which, including voting power, are to be set by the Board of Directors;
•eliminate cumulative voting in elections of directors;
•permit the Board of Directors to alter, amend, or repeal the company’s bylaws or to adopt new bylaws;
•provide for a staggered Board of Directors with approximately one-third of UHG’s directors in each class, with the effect that generally, no more than one-third of UHG’s directors may be elected at any annual meeting of stockholders; and
•enable the Board of Directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

These provisions may delay, discourage, or prevent an attempted acquisition or change in control.

UHG may change its operational policies, investment guidelines, and business and growth strategies without stockholder consent which may subject it to different and more significant risks in the future that may adversely impact its business and financial results.

The Board of Directors determines UHG’s operational policies, investment guidelines, and business and growth strategies. The Board of Directors may make changes to, or approve transactions that deviate from, those policies, guidelines, and strategies without a vote of, or notice to, stockholders. This could result in UHG conducting operational matters, making investments, or pursuing different business or growth strategies than those contemplated in this Annual Report. Under any of these circumstances, UHG may expose itself to different and more significant risks in the future, which could have a material adverse effect on its business, prospects, liquidity, financial condition, and results of operations.

Any joint venture investments that UHG makes could be adversely affected by its lack of sole decision-making authority, its reliance on co-ventures’ financial conditions, and disputes between it and its co-ventures.

UHG currently has joint venture investments in its joint venture mortgage company and may co-invest in the future with third parties through partnerships, joint ventures, or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. For such joint venture investments, UHG would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and its investment may be illiquid due to its lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-ventures might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions, or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with UHG’s business interests or goals and may be in a position to take actions contrary to UHG’s policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither UHG nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between UHG and partners or co-venturers may result in litigation or arbitration that would increase UHG’s expenses and prevent its officers and/or directors from focusing their time and effort on its business. In addition, UHG may in certain circumstances be liable for the actions of its third-party partners or co-venturers.

Provisions in the Amended and Restated Certificate of Incorporation and Delaware law may have the effect of discouraging lawsuits against the directors and officers of UHG.

UHG’s Amended and Restated Certificate of Incorporation provides that unless UHG consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action brought by a stockholder on behalf of UHG, (ii) any claim of breach of a fiduciary duty owed by any of UHG’s directors, officers, stockholders, or employees, (iii) any claim against UHG arising under its charter or bylaws or the DGCL and (iv) any claim against UHG governed by the internal affairs doctrine. The Amended and Restated Certificate of Incorporation designates the United States District Court for the District of Delaware as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

This exclusive forum provision will not apply to claims under the Exchange Act but will apply to other state and federal law claims including actions arising under the Securities Act. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

This choice of forum provision may have the effect of increasing costs for investors to bring a claim against UHG and its directors and officers and of limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with UHG or any of its directors, officers, other employees or stockholders, which may discourage (but not prevent) lawsuits with respect to such claims.

Anti-takeover provisions contained in UHG’s Amended and Restated Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which could limit the price investors might be willing to pay in the future for UHG’s common stock.

UHG’s Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. UHG is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for UHG’s securities. These provisions include:

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of UHG’s stockholders;
•a denial of the right of stockholders to call a special meeting;
•a vote of 66 2/3% required to approve certain amendments to the Amended and Restated Certificate of Incorporation and the Bylaws; and
•the designation of Delaware as the exclusive forum for certain disputes.

Risks Related to Ownership of UHG’s Securities

If UHG’s existing stockholders sell, or indicate an intent to sell, amounts of UHG’s Class A common stock in the public market after any restrictions on resale lapse, the trading price UHG’s Class A common stock could decline.

Sales of a substantial number of shares of UHG’s Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of UHG’s Class A common stock.

On March 30, 2024, an aggregate of approximately 20.8 million shares of UHG’s Class A common stock (which includes approximately 18.5 million shares of UHG’s Class B common stock that are convertible into shares of UHG’s Class A common stock but excludes shares issuable upon conversion of the Notes) will become available for sale without restriction, other than applicable securities laws. Sales of a significant number of these shares at any one time may result in trading volatility and reduce the market price of UHG’s Class A common stock.

Further, pursuant to the United Homes Group, Inc. 2023 Equity Incentive Plan, UHG grants stock-based awards to its officers, employees, directors, and consultants. Any significant discretionary sales by the recipients of equity awards, including sales of shares received upon the exercise of options (or sell-to-cover transactions effected to address any associated tax liabilities or exercise prices of such options), would be very dilutive to existing stockholders. Any such sales may also result in trading volatility and reduce the market price of UHG’s Class A common stock.

UHG may issue additional shares of common or preferred stock (including upon the exercise of warrants or conversion of the Notes), which would dilute the interest of UHG’s stockholders and may present other risks.

As of December 31, 2023, UHG had outstanding (i) public warrants and private placement warrants to purchase up to an aggregate of 11,591,663 shares of Class A common stock, (ii) warrants to purchase up to 746,947 shares of Class A common stock that were issued in connection with warrant agreements of Great Southern Homes, Inc. (“GSH”) that existed prior to the Business Combination, and (iii) the Notes, which are convertible into up to an aggregate of 16,000,000 shares of Class A common stock. UHG may also issue up to 21,886,379 shares of Class A common stock in connection with the earnout related to the Business Combination, and may issue shares of Class A common stock in connection with equity based awards, 3,950,841 of which were outstanding as of December 31, 2023 (such equity-based compensatory awards are generally subject to vesting requirements). UHG may also issue a substantial number of additional shares of common stock (or securities convertible, exercisable or exchangeable for common stock) in the future, including in connection with acquisitions, pursuant to compensation arrangements (including under the United Homes Group, Inc. 2023 Equity Incentive Plan) or as a result of financing transactions.

The issuance of additional shares of common stock may significantly dilute the equity interest of existing investors and increase the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public markets may adversely affect the market price of UHG’s listed securities.

There are currently no shares of preferred stock issued and outstanding. The issuance of preferred stock in the future may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded UHG’s common stock.

UHG faces high costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect UHG’s business, financial condition, and results of operations.

As a public company, UHG is subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. The requirements of these rules and regulations have increased, and UHG expects will continue to increase, its legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on its personnel, systems, and resources. For example, the Exchange Act requires, among other things, that UHG timely file annual, quarterly, and current reports with respect to its business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, UHG’s management’s attention may be diverted from other business concerns, which could harm UHG’s business, financial condition, and results of operations. Although UHG has already hired additional employees to assist it in complying with these requirements, UHG may need to hire more employees in the future or engage outside consultants, which will increase UHG’s operating expenses.

If UHG fails to satisfy the continued listing requirements of Nasdaq, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, Nasdaq may take steps to delist UHG’s common stock. Such a delisting would likely have a negative effect on the price of UHG’ common stock and would impair the ability of stockholders to sell or purchase UHG’s common stock when they wish to do so. In the event of a delisting, UHG would expect to take actions to restore its compliance with Nasdaq’s listing requirements, but UHG can provide no assurance that any such action taken by it would allow its common stock to become listed again, stabilize the market price or improve the liquidity of its common stock, prevent its common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. UHG intends to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If UHG’s efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against UHG and its business may be harmed.

UHG also expects that these new rules and regulations will make it more expensive for UHG to obtain director and officer liability insurance, and UHG may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for UHG to attract and retain qualified members of its board of directors and qualified executive officers.

As a result of disclosure of information in filings required of a public company, UHG’s business and financial condition is more visible than that of a private company, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, UHG’s business, financial condition, and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in UHG’s favor, these claims, and the time and resources necessary to resolve them, could divert the resources of UHG’s management and harm its business, financial condition, and results of operations.

UHG is an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, its securities may be less attractive to investors.

UHG is an “emerging growth company,” as defined in the JOBS Act, and it is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. UHG has elected to adopt these reduced disclosure requirements. UHG could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the Initial Public Offering (January 25, 2026), although a variety of circumstances could cause it to lose that status earlier.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. UHG has elected to take advantage of the extended transition period and, as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. In choosing to take advantage of the extended transition period, it may later decide otherwise (i.e., “opt in” by complying with the financial accounting standard effective dates applicable to non-emerging growth companies), so long as it complies with the requirements in Sections 107(b)(2) and (3) of the JOBS Act, which is irrevocable.

UHG cannot predict if investors will find its securities less attractive as a result of it taking advantage of these exemptions. If some investors find its securities less attractive as a result of its choices, there may be a less active trading market for its securities and its stock price may be more volatile.

UHG has identified material weaknesses in its internal control over financial reporting. If remediation of these material weaknesses is not effective, or if UHG identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, UHG may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence and, as a result, the value of the Class A common stock.

Prior to the Business Combination, GSH was not required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. UHG has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified generally relate to ineffective tax review controls; lack of second level reviews in business processes; lack of formal control review and documentation required by COSO principles; ineffective Information Technology General Controls (“ITGCs”) related to certain systems, applications, and tools used for financial reporting; and UHG did not establish effective user access and segregation of duties controls across financially relevant functions. In order to remediate the material weaknesses, UHG is updating various processes and implementing certain changes to its internal processes.

UHG may not be able to fully remediate the identified material weaknesses until the steps described above have been completed and its internal controls have been operating effectively for a sufficient period of time. UHG believes it made progress in its remediation plan during the year ended December 31, 2023. If the steps UHG takes do not correct the material weaknesses in a timely manner, UHG will be unable to conclude that it maintains effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of UHG’s financial statements would not be prevented or detected on a timely basis. UHG also may incur significant costs to execute various aspects of its remediation plan but cannot provide a reasonable estimate of such costs at this time.

In the future, it is possible that additional material weaknesses or significant deficiencies may be identified that UHG may be unable to remedy before the requisite deadline for these reports. UHG’s ability to comply with the annual internal control reporting requirements will depend on the effectiveness of its financial reporting and data systems and controls across the company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm UHG’s operating results and cause it to fail to meet its financial reporting obligations, or result in material misstatements in its Consolidated Financial Statements, which could adversely affect its business and reduce its stock price.

If UHG is unable to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404, UHG’s independent registered public accounting firm may not issue an unqualified opinion as to the effectiveness of UHG’s internal controls over financial reporting, as required by Section 404 when UHG no longer qualifies as an emerging growth company. If UHG is unable to conclude that it has effective internal control over financial reporting, investors could lose confidence in its reported financial information, which could have a material adverse effect on the trading price of UHG’s common shares. Failure to remedy any material weakness in its internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict UHG’s future access to the capital markets.

If securities or industry analysts do not publish or cease publishing research or reports about UHG, its business, or its market, or if they change their recommendations regarding the Class A common stock of UHG adversely, then the price and trading volume of the Class A common stock could decline.

The trading market for UHG’s Class A common stock and public warrants will be influenced by the research and reports that industry or securities analysts may publish about UHG, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on UHG. If no securities or industry analysts commence coverage of UHG, the stock price and trading volume of the Class A common stock and public warrants of UHG would likely be negatively impacted. If any analyst who may cover UHG were to cease coverage of UHG or fail to regularly publish reports on it, UHG could lose visibility in the financial markets, which could cause the stock price or trading volume of the Class A common stock and public warrants of UHG to decline. Moreover, if one or more of the analysts who cover UHG downgrades UHG’s Class A common stock, or if UHG’s operating results do not meet their expectations, UHG’s stock price could decline.

The trading price of UHG’s securities may be volatile.

The trading price of UHG’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond UHG’s control. Any of the factors listed below could have a material adverse effect on the trading prices of UHG’s securities. In such circumstances, the trading price of UHG’s securities may not recover and may experience a further decline.

Factors affecting the trading price of UHG’s securities may include:

•actual or anticipated fluctuations in UHG’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•changes in the market’s expectations about UHG’s operating results;
•success or entry of competitors;
•UHG’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning UHG or the homebuilding industry in general;
•operating and share price performance of other companies that investors deem comparable to UHG;
•changes in laws and regulations affecting UHG’s business;
•UHG’s ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving UHG;
•changes in UHG’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of UHG’s shares of common stock available for public sale;
•any major change in the Board of Directors or management;
•sales of substantial amounts of UHG’s shares of common stock by its directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism, inflation and market liquidity.

Broad market and industry factors may materially harm the market price of UHG’s securities irrespective of its operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of UHG’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to UHG could depress UHG’s share price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price of UHG’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future. In the past, following periods of market volatility, stockholders have initiated derivative actions. If UHG is involved in derivative litigation, it could have a substantial cost and divert resources and the attention of UHG’s management from UHG’s business regardless of the outcome of the litigation.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect UHG’s business, investments and results of operations.

UHG is subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, UHG is required to comply with certain SEC, Nasdaq and other legal or regulatory requirements of businesses providing financial services. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. These laws, regulations, and rules include, without limitation, the following:

•As an employer, UHG will be subject to state and federal laws relating to employment practices, health and safety of employees, employee benefits and other employment-related matters.
•As a company whose common stock is listed for trading on Nasdaq, UHG is subject to Nasdaq’s continued listing requirements, which include requirements relating corporate governance matters, the size of the public float of UHG’s shares, and the minimum bid price of UHG’s shares.
•UHG is an SEC reporting company and therefore UHG is required to comply with the various rules and regulations of the SEC that relate to, among other things, the timing and content of annual, quarterly and current reports, the process to register additional shares for sale to the public or for resale by existing investors, and disclosures in connection with meetings of stockholders. Changes in these rules and regulations can have a significant impact on UHG.

As UHG’s business expands to additional markets, UHG will be required to review and comply with state and local laws, rules, and regulations that apply to UHG’s business activities. Those additional laws, rules, and regulations or changes therein could have a material adverse effect on UHG’s business, investments and results of operations. A failure to comply with any applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on UHG’s business and results of operations.

UHG may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

UHG has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of UHG’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which UHG gives proper notice of such redemption to the warrant holders and provided certain other conditions are met. UHG may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

There is no guarantee that UHG’s warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for UHG’s warrants is $11.50 per Class A common share. There is no guarantee that the warrants will be in the money at any given time prior to their expiration, and as such, the warrants may expire worthless.

UHG’s issued and outstanding Notes may impact its financial results, result in the dilution of its stockholders, create downward pressure on the price of its Class A common shares, and restrict its ability to raise additional capital or take advantage of future opportunities.

In connection with the Business Combination, UHG issued Notes in an aggregate principal amount of $80,000,000. The Notes are convertible into Class A common shares at a per share price equal to 80% of the value weighted average trading price per Class A common share during the Measurement Period (as defined in the Notes), subject to a floor price of $5.00 and a maximum price of $10.00 per share and bear an initial interest rate of 15% per annum for the first four years after the Notes’ issuance date, and the interest rate increases by one percent annually, beginning on the fourth anniversary of the issuance date. To the extent UHG exercises its option to pay interest in kind with respect to the Notes rather than in cash, the number of shares of its Class A common shares into which the Notes may be converted would increase.

Upon a conversion of the Notes, UHG will have the ability to settle by payment of cash, by issuance of its Class A common shares, or a combination of both. If Class A common shares are issued to the holders of the Notes upon conversion, there will be dilution to UHG’s stockholders and the market price of its Class A common shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of UHG’s Class A common shares caused by the sale, or potential sale, of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on its share price.

UHG may not have the ability to raise the funds necessary to settle conversions of the Notes or repay the Notes at their maturity, and its future debt may contain limitations on its ability to pay cash upon conversion, redemption or repurchase of the Notes.

UHG will be required to repay the Notes in cash at their maturity, unless earlier converted, redeemed or repurchased. UHG may not have enough available cash or be able to obtain financing at the time it is required to make repurchases of such Notes surrendered or pay cash with respect to such Notes being converted (which it otherwise may elect to do upon the conversion of Notes in lieu of issuing shares).

Upon a conversion of the Notes, UHG will have the ability to settle by payment of cash, by issuance of its Class A common shares, or a combination of both. UHG’s ability to repurchase, redeem or to pay cash upon conversion of Notes may be limited by law, regulatory authority, or agreements governing its future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, UHG may not have sufficient funds to repay the interest on such indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

General Risk Factors

An information systems interruption or breach in security could adversely affect UHG.

UHG relies on accounting, financial and operational management information systems to conduct its operations. Any disruption in these systems, or the systems of affiliates and other third parties that UHG conducts business with, could adversely affect UHG’s ability to conduct its business. UHG’s computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by its personnel or third-party service providers. If UHG were to experience a significant period of disruption in information technology systems that involve interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect its business.

Furthermore, any security breach of information systems or data could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, including information related to employees, counter-parties, and customers, which could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to its reputation and a loss of confidence in its security measures, which could harm its business. While UHG has not experienced cyber security incidents in the past, there can be no assurance that future cyber security incidents will not have a material impact on UHG’s business or operations.

UHG’s business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection.

As part of UHG’s normal business activities, UHG collects and stores certain information, including information specific to homebuyers, customers, employees, vendors and suppliers. UHG may share some of this information with third parties who assist UHG with certain aspects of its business. The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate UHG’s costs. Any failure, or perceived failure, by UHG to comply with applicable data protection laws could result in proceedings or actions against UHG by governmental entities or others, subject UHG to significant fines, penalties, judgments and negative publicity, require UHG to change its business practices, increase the costs and complexity of compliance and adversely affect UHG’s business. As noted above, UHG is also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws. Additionally, if UHG acquires a company that has violated or is not in compliance with applicable data protection laws, UHG may incur significant liabilities and penalties as a result.

Increasing attention to environmental, social and governance (“ESG”) matters may impact UHG’s business, financial results or stock price.

In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. A failure to comply with investor or customer expectations and standards, which are evolving, or if UHG is perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to UHG’s business and could have a material adverse effect on UHG. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward UHG and its industry and to the diversion of investment to other industries, which could have a negative impact on UHG’s stock price and access to and costs of capital.

Acts of war or terrorism may seriously harm UHG’s business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which UHG operates, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that UHG cannot anticipate. Each of these events could reduce demand for UHG’s homes and adversely impact its business, prospects, liquidity, financial condition and results of operations.

Negative publicity may affect UHG’s business performance and could affect its stock price.

Unfavorable media related to UHG’s industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect its stock price and the performance of its business, regardless of the accuracy or inaccuracy of the media report. UHG’s success in maintaining, extending, and expanding its brand image depends on its ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites, or newsletters, could hurt operating results, as consumers might avoid brands that receive bad press or negative reviews. Negative publicity may result in a decrease in operating results that could lead to a decline in the price of UHG’s securities and cause stockholders to lose all or a portion of their investment.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect UHG.

Accounting rules and interpretations for certain aspects of UHG’s financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of UHG’s financial statements. Furthermore, changes in accounting rules and interpretations or in UHG’s accounting assumptions and/or judgments, such as those related to asset impairments, could significantly impact UHG’s financial statements. In some cases, UHG could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on UHG’s business, prospects, liquidity, financial condition and results of operations.
Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

Risk Management and Strategy

UHG recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its data. UHG has cybersecurity and risk management processes in place to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. UHG leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond, and recover. UHG monitors its systems to assess cybersecurity risks and threats.

UHG’s information technology (IT) security team reviews enterprise risk management-level cybersecurity risks and reports on these findings. In addition, UHG has a set of company-wide policies and procedures that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

Managing Material Risks & Integrated Overall Risk Management

UHG has integrated cybersecurity risk management into its broader risk management framework. This integration ensures that cybersecurity considerations are an integral part of UHG’s decision-making process. Members of UHG’s management work closely with the IT department to continuously evaluate and address cybersecurity risks in alignment with UHG’s business objectives and operational needs.

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, UHG’s IT personnel incorporate external resources and advisors as needed on cybersecurity planning, reporting, and monitoring. These third-party relationships enable UHG to leverage specialized knowledge and insights, to ensure UHG’s cybersecurity strategies and processes are aligned with industry best practices. In addition to collaboration with various third-parties, all of UHG’s employees are required to complete cybersecurity training at least once every three years and also have access to more frequent cybersecurity training through online training courses.

Oversee Third Party Risk

UHG utilizes various third-party software applications in the functioning of its core business. UHG conducts assessments of all third-party providers and maintains ongoing reviews to ensure compliance with its cybersecurity standards. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, UHG takes additional steps to assess their cybersecurity preparedness and assess its relationship on that basis. UHG’s assessment of risks associated with the use of third-party providers is part of its overall cybersecurity framework.

Monitor Cybersecurity Incidents

UHG’s IT security team regularly monitors alerts and meets to discuss threat levels, trends, and remediation. The team also prepares a monthly report on cybersecurity threats and risk areas and conducts an annual risk assessment. This ongoing knowledge acquisition and continuing education is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. If a security event is alerted, upper management and the incident response team are notified and the steps identified in the Incident Response Plan, or IRP, are initiated. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Risks from Cybersecurity Threats

UHG faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. For more information about the cybersecurity risks UHG faces, see the risk factor entitled “An information systems interruption or breach in security could adversely affect UHG” in Item 1A., Risk Factors. UHG has not encountered cybersecurity challenges that have materially impaired its operations or financial standing.

Governance

UHG’s Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats, and recognizes the significance of these threats to UHG’s operational integrity and shareholder confidence.

Risk Management Personnel

UHG’s Chief Administrative Officer and the Director of IT are responsible for developing and implementing UHG’s information security program. UHG’s Chief Administrative Officer represented companies in IT integration, AI, and SaaS businesses over a span of two decades in private legal practice, and UHG’s Director of IT has more than 17 years of experience in data, application, and server security.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including risk management and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk and Reporting to the Board

The Chief Administrative Officer and the Director of IT play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

•Current cybersecurity landscape and emerging threats;
•Actions being taken by the Company to minimize or address such threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition to scheduled meetings, the Audit Committee, the Chief Administrative Officer and the Director of IT maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
Item 2. Properties
UHG leases approximately 28,500 square feet of office space in Chapin, South Carolina for its corporate headquarters. In addition, UHG leases local offices in Myrtle Beach, South Carolina, Mauldin, South Carolina, and Raleigh, North Carolina to meet operational needs.

The South Carolina segment also owns a local office in Greer, South Carolina. See “Business - Land Acquisition Strategy and Development Process - Owned and Controlled Lots” for a summary of the other properties that UHG owned or controlled as of December 31, 2023.
Item 3. Legal Proceedings
From time to time, UHG is a party to ongoing legal proceedings in the ordinary course of business. See Note 13 -Commitments and Contingencies - Litigation of the Notes to the Consolidated Financial Statements contained in this report for information about certain pending legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
UHG’s Class A common shares are listed on the Nasdaq Global Market and UHG’s public warrants are listed on the Nasdaq Capital Market (the “Nasdaq”) under the symbols “UHG” and “UHGWW,” respectively. UHG’s Class B common shares and private warrants are not listed or traded on any exchange. As of March 4, 2024, there were 67 holders of record of UHG’s Class A common shares, 5 holders of record of UHG’s Class B common shares, 1 holder of record of UHG’s public warrants, and 1 holder of record of UHG’s private warrants. Such numbers do not include beneficial owners holding UHG’s securities through nominee names.

Dividends
UHG has not paid any cash dividends on Class A common shares to date. UHG may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, UHG’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, the ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness the company or its subsidiaries incur. UHG does not anticipate declaring any cash dividends to holders of the Class A common shares in the foreseeable future.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “UHG,” “our,” “us” or “we” refer to United Homes Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

UHG designs, builds and sells homes in South Carolina, North Carolina and Georgia. UHG’s principal markets are located within 500 miles of 10 of the top 15 fastest growing markets in the United States, including Nashville, Jacksonville and Orlando, which provides what management believes are attractive expansion opportunities. In 2023, UHG was ranked 48th by Builder Magazine based on home closings and revenues in 2022.

The geographical markets in which UHG presently operates its homebuilding business are high-growth markets, with substantial in-migrations and employment growth. Prior to the Business Combination (discussed below), GSH’s business historically consisted of both homebuilding operations and land development operations. Recently, GSH separated its land development operations and homebuilding operations across separate entities in an effort to adopt best practices in the homebuilding industry associated with ownership and control of land and lots and production efficiency. Following the separation of the land development business, which is now primarily conducted by affiliated land development companies (collectively, the “Land Development Affiliates”) that are outside of the corporate structure of UHG, it employs a land-light operating strategy, with a focus on the design, construction and sale of entry-level, first move-up and second move-up single-family houses. UHG principally builds detached single-family houses, and, to a lesser extent, attached single-family houses, including duplex houses and town houses.

UHG’s pipeline as of December 31, 2023 consists of approximately 9,000 lots, which includes lots that are owned or controlled by Land Development Affiliates, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts.

Since its founding in 2004, UHG has delivered approximately 14,000 homes and, as of December 31, 2023, builds in approximately 61 active subdivisions at prices that generally range from approximately $200,000 to approximately $500,000. For the year ended December 31, 2023 and 2022, UHG had 1,296 and 1,259 net new orders, and generated approximately $421.5 million and $477.0 million in revenue on 1,383 and 1,605 closings, respectively.

UHG’s plan to grow its business is multifaceted. UHG plans to continue to execute its external growth strategy, expanding into new markets and increasing community count via targeted acquisitions of complementary private homebuilders and homebuilding operations. UHG also expects to grow both organically, arising out of its historical operations, and through expansion of its business verticals. UHG’s business verticals positioned to further drive the Company’s growth include its mortgage joint venture Homeowners Mortgage, LLC (the “Joint Venture”) and its build-to-rent (“BTR”) platform, pursuant to which UHG will continue to work together with institutional investors for development of BTR communities. UHG expects that continued operation of the Joint Venture, which began generating revenue in July 2022, will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates.

UHG’s revenues decreased from approximately $477.0 million for the year ended December 31, 2022 to $421.5 million for the year ended December 31, 2023. For the year ended December 31, 2023, UHG generated net income of approximately $125.1 million, which included $115.9 million related to the change in fair value of derivative liabilities, gross profit of 18.9%, adjusted gross profit of 21.4%, and adjusted EBITDA margin of 9.6%, representing an increase of $55.6 million, and decreases of (6.0)%, (4.6)%, and (7.8)%, respectively, from the year ended December 31, 2022.

Adjusted gross profit, EBITDA, adjusted EBITDA, and EBITDA margin are not financial measures under generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.

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

Although UHG continues to deal with pricing fluctuations related to building materials, labor and lot costs, UHG has experienced a significant decline in lumber prices from the peak prices in 2022. There has also been overall improvement in the supply chain, which, coupled with UHG’s standardization of certain features of its homes, has improved construction cycle times. While UHG cannot predict the extent to which the aforementioned factors will impact its performance, it believes that its land-light business model positions it well to effectively navigate market volatility.

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

For accounting treatment of the Business Combination, see Note 2 - Merger and reverse recapitalization of the Notes to the Consolidated Financial Statements contained in this report. Unless otherwise indicated or the context otherwise requires, references in this annual report on Form 10-K to “Legacy UHG” refer to the homebuilding operations of GSH prior to the consummation of the Business Combination.

The accompanying results of operations for the year ended December 31, 2022 (“Legacy UHG financial statements”) have been prepared from Legacy UHG’s historical financial records and reflect the historical financial position. Results of operations of Legacy UHG for the year is presented on a carve-out basis in accordance with GAAP. The Legacy UHG financial statements present historical information and results attributable to the homebuilding operations of GSH. The Legacy UHG financial statements exclude GSH’s operations related to land development operations as Legacy UHG historically did not operate as a standalone company. The carve-out methodology was used since Legacy

UHG’s inception until the Closing Date. Refer to Note 1 - Nature of operations and basis of presentation and Note 2 - Merger and reverse recapitalization of the Notes to the Consolidated Financial Statements contained in this report for more information on the Business Combination and Basis of Presentation.

Recent Developments

Herring Homes Acquisition

On August 18, 2023, UHG entered the Raleigh, North Carolina market through the acquisition of selected assets of Herring Homes, LLC (“Herring Homes”) (which was accounted for as a business combination) for a purchase price of $2.2 million in cash. UHG recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $0.5 million. The goodwill arising from the acquisition consists largely of the expected synergies from establishing a market presence in Raleigh and the experience and reputation of the acquired management team. The remaining basis of approximately $1.7 million is primarily comprised of the fair value of 12 acquired developed lots and lot purchase agreement deposits with limited other assets and liabilities. Subsequent to the acquisition, UHG acquired 50 lots and 12 homes under construction in separate transactions for a fair value of $4.9 million and $5.9 million, respectively, in the Raleigh, North Carolina market.

Rosewood Communities Acquisition

On October 25, 2023, the Company completed the acquisition of 100% of the common stock of Rosewood Communities, Inc (“Rosewood”) (the “Rosewood Acquisition”) for a purchase price of $24.7 million, of which $22.7 million was in cash. The remaining purchase price is related to a $0.3 million warranty cost reserve and contingent consideration of $1.7 million based on 25% of the EBITDA attributable to Rosewood’s business through December 31, 2025. The acquisition allows the Company to further expand its presence in the Upstate region of South Carolina.

Creekside Custom Homes Acquisition

On January 26, 2024, the Company completed the acquisition of selected assets of Creekside Custom Homes, LLC, a South Carolina corporation (“Creekside”) (the “Creekside Acquisition”) for $16.9 million in cash. The acquisition allows UHG to further expand its presence in the coastal region of South Carolina, particularly in the Myrtle Beach, SC area. The Company has not yet completed its evaluation and determination of consideration paid and certain assets and liabilities acquired in accordance with ASC 805, Business Combinations.

Factors Affecting the Comparability of UHG's Financial Condition and Results of Operations

UHG’s historical financial condition and results of operations for the periods presented are not expected to be indicative of UHG’s future performance, either from period to period or going forward as a result of UHG’s recent acquisitions as well as the following reasons:

Merger and Reverse Recapitalization

The Company is a former blank check company incorporated on October 7, 2020 under the name DiamondHead Holdings Corp. (“DHHC”) as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Upon the consummation of the Business Combination on March 30, 2023, Great Southern Homes, Inc. became a wholly owned subsidiary of DHHC, which has changed its name to United Homes Group, Inc. For information regarding the Company’s corporate reorganization, see Note 1 - Nature of operations and basis of presentation and Note 2 - Merger and reverse recapitalization of the Notes to the Consolidated Financial Statements contained in this report.

Land Development Operations

Prior to the Business Combination until the Closing Date, Legacy UHG historically transacted with affiliates that were owned by the shareholders of GSH. The Legacy UHG financial statements contained herein present historical information and results attributable to the homebuilding operations of GSH. The historical financial information of Legacy UHG may not be indicative of Legacy UHG’s future performance, primarily because prior to the Business Combination, the lots developed by affiliates were not transferred to the homebuilding operations of GSH at a market rate. Since the Business Combination, developed lots acquired by UHG from the Land Development Affiliates and third parties have been acquired at fair market value, which, when compared to Legacy UHG’s historical acquisition of developed lots from non-third parties at cost, affects the comparability of Cost of sales.

Income Taxes

Prior to the Business Combination, Legacy UHG was included in the tax filing of shareholders of GSH, which was taxed individually under the provision of Subchapter S and Subchapter K of the Internal Revenue Code. Following the Business Combination, UHG became a corporation subject to corporate-level taxes, and the income taxes became dependent upon its taxable income, and its net income since the Business Combination reflects such taxes. UHG recognizes the financial statement impacts of GAAP and tax timing differences on a quarterly basis.

Selling, General and Administrative Expense

UHG’s selling, general and administrative expense have increased as a result of becoming a public company due to increased compliance costs associated with certain provisions of the Sarbanes-Oxley Act and related SEC regulations and the requirements imposed in connection with UHG’s shares being listed on Nasdaq. Namely, as a public company, UHG is obligated to establish and maintain internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, to prepare and file periodic financial and other reports in compliance with federal securities laws, and to adhere to certain standards related to corporate governance and its board of directors. UHG has seen an increase in labor costs in order to pay its employees (including hiring additional employees), directors and officers insurance, board of directors fees, and professional fees to legal counsel and accountants to assist in implementing these tasks and controls.

Equity Incentive Plan

To incentivize individuals providing services to Legacy UHG or its affiliates, the GSH board adopted the Great Southern Homes 2022 Equity Incentive Plan. In connection with the Business Combination the Great Southern Homes 2022 Equity Incentive Plan was terminated and UHG stockholders approved the United Homes Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant, from time to time, at the discretion of the UHG board of directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Any individual who is a director, officer, employee, consultant, or advisor of UHG or any of its affiliates (which, for purposes of the Equity Incentive Plan, generally consists of entities controlling, controlled by, or under common control with UHG, or in which UHG has a significant interest), is eligible to receive awards under the Equity Incentive Plan at the discretion of the UHG board of directors or the compensation committee of the UHG board of directors.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities includes certain stock options issued under the 2023 Plan, warrants issued in connection with DHHC’s Initial Public Offering, warrants issued in a private placement by DHHC and certain common shares to be issued upon the achievement of certain future earnout conditions (“Earnout Shares”) issued in connection with the Business Combination. These instruments were recognized as a derivative liability in accordance with ASC 815 starting in 2023, and are marked to market at the end of each reporting period. With the exception of the public warrants, the fair values of each derivative liability are determined using Level 3 inputs. The models used to fair value the derivative liabilities rely on significant assumptions and inputs, including the Company’s stock price, which may cause volatility in the fair value each reporting period. Fluctuations in the fair value of derivative liabilities as a result of Level 3 inputs may impact the comparability of UHG’s results of operations.

Components of UHG’s Operating Results

Below are general definitions of the Consolidated Statements of Operations line items set forth in UHG’s period over period changes in results of operations.

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

Cost of Sales

Cost of sales includes the lot cost and carrying costs associated with each lot, construction costs of each home, capitalized interest expensed, building permits, warranty costs (both incurred and estimated to be incurred) and sales incentives in the form of mortgage rate buydowns and closings costs. In addition, Cost of sales includes payroll, including bonuses for UHG’s field-based personnel. Allocated costs, including interest and property taxes incurred during construction of the home, are capitalized and expensed to Cost of sales when the home is closed and revenue is recognized. Indirect costs such as maintenance of communities, signage and supervision are expensed as incurred. Developed land is acquired from related parties and third parties at fair market value, which, when compared to Legacy UHG’s historical acquisition of developed land from non-third parties at cost, increases UHG’s Cost of sales.

Selling, General and Administrative Expense

Selling general and administrative (“SG&A”) expenses consist of corporate and marketing overhead expenses such as payroll, insurance, IT, office expenses, advertising, outside professional services, travel expenses, lease expenses, public company expenses, transaction expenses, stock compensation expense associated with the equity classified Earnout Shares issued in connection with the Business Combination and stock compensation expense associated with the 2023 Plan. UHG recognizes these costs in the period they are incurred.

Prior to the Business Combination, a portion of the SG&A expenses were allocated to Legacy UHG based on direct usage, when identifiable or, when not directly identifiable, on the basis of proportional cost of sales or employee headcount, as applicable. Post Business Combination, the allocation of a portion of SG&A is no longer applicable.

Other (Expense) Income, Net

Other (expense) income, net includes amortization of deferred loan costs associated with UHG’s revolving lines of credit, gain or loss upon sale of retirement of depreciable assets, a portion of interest expense on the Notes entered into in connection with the Business Combination, investment income, management fees, and miscellaneous vendor and credit card rebates.

Equity in Net Earnings from Investment in Joint Venture

On February 4, 2022, Legacy UHG entered into a joint venture agreement with an unrelated third party to acquire a 49% equity stake in Homeowners Mortgage, LLC, and made an initial capital contribution of $49,000 at the formation of the joint venture. Equity in net earnings from investment in joint venture for the year ended December 31, 2023 was $1.2 million, increasing the investment in joint venture as of December 31, 2023 to $1.4 million.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities includes certain stock options (as discussed in Note 15 - Share-based compensation of the Notes to the Consolidated Financial Statements contained in this report) issued under the 2023 Plan, warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”, as discussed in Note 17 - Warrant liability of the Notes to the Consolidated Financial Statements contained in this report), warrants issued in a private placement by DHHC (the “Private Placement Warrants”, as discussed in Note 17 - Warrant liability of the Notes to the Consolidated Financial Statements contained in this report) and certain liability classified Earnout Shares issued in connection with the Business Combination (as discussed in Note 16 - Earnout shares of the Notes to the Consolidated Financial Statements contained in this report). These instruments are recognized as a derivative liability in accordance with ASC 815, and marked to market at the end of each reporting period. The change in fair value of the derivative liability classified instruments is included in Change in fair value of derivative liabilities on UHG’s Consolidated Statement of Operations.

Income Before Taxes

Income before taxes is revenues less cost of sales, SG&A expense, other (expense) income, net, equity in net earnings (losses) from investment in joint venture, and change in fair value of derivative liabilities.

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

Adjusted Gross Profit

Adjusted gross profit, a non-GAAP measure, is gross profit less capitalized interest expensed in cost of sales, amortization included in homebuilding cost of sales (primarily adjustments resulting from the application of purchase accounting in connection with acquisitions) and non-recurring remediation costs.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table presents summary results of operations for the periods indicated:

	Year Ended December 31,		Amount Change
	2023	2022		% Change
Statements of Operations
Revenue, net of sales discounts	$421,474,101	$477,045,949	$(55,571,848)	(11.6)%
Cost of sales	341,748,481	358,238,703	(16,490,222)	(4.6)%
Selling, general and administrative expense	65,094,444	49,685,730	15,408,714	31.0%
Other income (expense), net	(3,762,613)	230,692	(3,993,305)	NM
Equity in net earnings from investment in joint venture	1,244,091	137,086	1,107,005	NM
Change in fair value of derivative liabilities	115,904,646	—	115,904,646	NM
Income before taxes	$128,017,300	$69,489,294	$58,528,006	84.2%
Income tax expense	2,957,016	—	2,957,016	NM
Net income	$125,060,284	$69,489,294	$55,570,990	80.0%
Other Financial and Operating Data:
Active communities at end of period(a)	61	56	5	8.9%
Home closings	1,383	1,605	(222)	(13.8)%
Average sales price of homes closed(b)	$315,718	$296,233	$19,485	6.6%
Net new orders (units)	1,296	1,259	37	2.9%
Cancellation rate	13.6%	17.5%	(3.9)%	(22.3)%
Backlog	189	276	(87)	(31.5)%
Gross profit	$79,725,620	$118,807,246	$(39,081,626)	(32.9)%
Gross profit %(c)	18.9%	24.9%	(6.0)%	(24.1)%
Adjusted gross profit(d)	$90,080,976	$124,262,476	$(34,181,500)	(27.5)%
Adjusted gross profit %(c)	21.4%	26.0%	(4.6)%	(17.7)%
EBITDA(d)	$144,815,138	$75,933,460	$68,881,678	90.7%
EBITDA margin %(c)	34.4%	15.9%	18.5%	116.4%
Adjusted EBITDA(d)	$40,470,122	$82,835,216	$(42,365,094)	(51.1)%
Adjusted EBITDA margin %(c)	9.6%	17.4%	(7.8)%	(44.8)%
______________________________
NM - Not Meaningful

(a)UHG had 7 communities in closeout for the year ended December 31, 2023 and 8 communities in closeout for the year ended December 31, 2022. These communities are not included in the count of “Active communities at end of period.”
(b)Average sales price of homes closed, excluding the impact of percentage of completion revenues and build to rent revenues.
(c)Calculated as a percentage of revenue
(d)Adjusted gross profit, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of adjusted gross profit, EBITDA and adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

Revenues: Revenues for the year ended December 31, 2023 were $421.5 million, a decrease of $55.5 million, or 11.6%, from $477.0 million for the year ended December 31, 2022. The decrease in revenues was primarily attributable to the decrease in sales of production-built homes. The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the year ended December 31, 2023 was $315,718, an increase of $19,484, or 6.6%, from the average sales price of production-built homes closed of $296,233 for the year ended December 31, 2022. A decrease in revenues of $78.8 million due to the decrease in the number of production-built homes sold was partially offset by $24.9 million from an increase in overall sales prices. The decrease in revenues was also attributable to a decrease in revenue recognized over time from land owned by customers of $8.3 million.

Cost of Sales and Gross Profit: Cost of sales for the year ended December 31, 2023 was $341.7 million, a decrease of $16.5 million, or 4.6%, from $358.2 million for the year ended December 31, 2022. The decrease in cost of sales was primarily attributable to the decrease in number of homes sold. The Company closed 1,383 homes during the year ended December 31, 2023, a decrease of 222 home closings, or 13.8%, as compared to 1,605 homes closed during the year ended December 31, 2022. This was partially offset by an increase in the average cost to complete a home as a result of higher direct costs, including houses constructed in 2022 with higher lumber costs, and incentives, primarily in the form of mortgage rate buydowns and closing costs. Gross profit for the year ended December 31, 2023 was $79.7 million, a decrease of $39.1 million, or 32.9%, from $118.8 million for the year ended December 31, 2022, due to a decrease in the number of home closings and increased cost per home as described above. Gross profit as a percentage of revenue for the year ended December 31, 2023 was 18.9%, a decrease of 6.0%, as compared 24.9% for the year ended December 31, 2022.

Adjusted Gross Profit: Adjusted gross profit for the year ended December 31, 2023 was $90.1 million, a decrease of $34.2 million, or 27.5%, as compared to $124.3 million for the year ended December 31, 2022. Adjusted gross profit as a percentage of revenue for the year ended December 31, 2023 was 21.4%, a decrease of 4.6%, as compared to 26.0% for the year ended December 31, 2022. The adjusted gross profit as a percentage of revenue decrease was attributable to a $39.1 million decrease in gross profit for the year ended December 31, 2023 as compared to December 31, 2022. This decrease was partially offset when excluding interest expense included in cost of sales, which increased by $4.0 million due to higher interest rates year over year and the inclusion of convertible note interest in 2023, as well as non-recurring remediation costs of $0.5 million and amortization included in homebuilding cost of sales (primarily adjustments resulting from the application of purchase accounting in connection with acquisitions) of $0.4 million. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to the Company’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

Selling, General and Administrative Expense: Selling, general and administrative expense for the year ended December 31, 2023 was $65.1 million, an increase of $15.4 million, or 31.0%, from $49.7 million for the year ended December 31, 2022. The increase in selling, general and administrative expense was attributable to an increase of $5.6 million related non-cash stock compensation expense, public company expenses of $2.2 million, consulting fees of $2.3 million, insurance expenses of $1.9 million, miscellaneous expenses of $1.1 million, and an increase in salaries and related expenses of $4.3 million as a result of a higher headcount. The increase was offset by a decrease in commission expense of $2.0 million.

Other Income (Expense), Net: Total other income (expense), net for the year ended December 31, 2023 was $(3.8) million, a decrease of $4.0 million as compared to $0.2 million for the year ended December 31, 2022. The decrease in other income (expense), net was primarily attributable to an increase of $6.0 million of interest expense on the Notes issued in connection with the Business Combination and an increase of $0.6 million of amortization expense, offset by an increase in investment income of $2.6 million.

Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the year ended December 31, 2023 was $1.2 million, an increase of $1.1 million, as compared to $0.1 million for the year ended December 31, 2022, due to the joint venture establishing operations in 2022. The increase in equity in net earnings increased the investment in joint venture to $1.4 million and $0.2 million as of December 31, 2023 and December 31, 2022, respectively.

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the year ended December 31, 2023 was a gain of $115.9 million as compared to zero for the year ended December 31, 2022. This change was primarily attributable to a gain of $126.6 million related to the Earnout Shares and $0.2 million related to stock options issued under the 2023 Plan that are accounted for as derivative liabilities under ASC 815, offset by a loss of $7.4 million related to the Public Warrants and $3.5 million related to the Private Placement Warrants issued in connection with the Business Combination.

Income Tax Expense: Income tax expense for the year ended December 31, 2023 was $3.0 million as compared to zero for the year ended December 31, 2022. The increase in income tax expense was due to the Company’s change in tax status. Great Southern Homes, Inc., a consolidated subsidiary of the Company, had a change in tax status from an S Corporation to a C Corporation on March 30, 2023. Income tax expense primarily resulted from income generated in the fiscal year and permanent book/tax differences, partially offset by the generation of additional federal tax credits. The Company’s annual effective tax rate for the year ended December 31, 2023 was 2.4%, driven mainly by the change in fair value of derivative liabilities of $(24.3) million, offset partially by $1.0 million to initially establish various deferred tax balances as a taxable entity as a result of the Business Combination.

Net Income: Net income for the year ended December 31, 2023 was $125.1 million, an increase of $55.6 million, or 80.0%, from $69.5 million for the year ended December 31, 2022. The increase in net income was primarily attributable to the increase in income before taxes of $58.5 million, or 84.2%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in income before taxes is primarily attributable to the change in fair value of derivative liabilities, offset by the decrease in revenue, net of sales discounts.

Non-GAAP Financial Measures

Adjusted Gross Profit

Adjusted gross profit is a non-GAAP financial measure used by management of the Company as a supplemental measure in evaluating operating performance. The Company defines adjusted gross profit as gross profit excluding the effects of capitalized interest expensed in cost of sales, amortization included in homebuilding cost of sales (primarily adjustments resulting from the application of purchase accounting in connection with acquisitions), and non-recurring remediation costs. The Company’s management believes this information is meaningful because it separates the impact that capitalized interest, purchase accounting adjustments, and non-recurring remediation costs directly expensed in cost of sales have on gross profit to provide a more specific measurement of the Company’s gross profits. However, because adjusted gross profit information excludes certain balances expensed in cost of sales, which have real economic effects and could impact the Company’s results of operations, the utility of adjusted gross profit information as a measure of the Company’s operating performance may be limited. Other companies may not calculate adjusted gross profit information in the same manner that the Company does. Accordingly, adjusted gross profit information should be considered only as a supplement to gross profit information as a measure of the Company’s performance.

The following table presents a reconciliation of adjusted gross profit to the GAAP financial measure of gross profit for each of the periods indicated.

	Year Ended December 31,
	2023	2022
Revenue, net of sales discounts	$421,474,101	$477,045,949
Cost of sales	341,748,481	358,238,703
Gross profit	$79,725,620	$118,807,246
Interest expense in cost of sales	9,385,970	5,455,230
Amortization in homebuilding cost of sales(a)	442,231	—
Non-recurring remediation costs	527,155	—
Adjusted gross profit	$90,080,976	$124,262,476
Gross profit %(b)	18.9%	24.9%
Adjusted gross profit %(b)	21.4%	26.0%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments
(b) Calculated as a percentage of revenue

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of the Company. The Company defines EBITDA as net income before (i) capitalized interest expensed in cost of sales, (ii) interest expensed in other (expense) income, net, (iii) depreciation and amortization, and (iv) taxes. UHG defines adjusted EBITDA as EBITDA before stock-based compensation expense, transaction cost expense, non-recurring loss on disposal of leasehold improvements, non-recurring remediation costs, amortization included in homebuilding cost of sales (adjustments resulting from the application of purchase accounting in connection with acquisitions), and change in fair value of derivative liabilities. Management of the Company believes EBITDA and adjusted EBITDA are useful because they provide a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated.

	Year Ended December 31,
	2023	2022
Net income	$125,060,284	$69,489,294
Interest expense in cost of sales	9,385,970	5,455,230
Interest expense in other (expense) income, net	6,042,358	—
Depreciation and amortization	1,217,778	759,712
Taxes	3,108,748	229,224
EBITDA	$144,815,138	$75,933,460
Stock-based compensation expense	7,019,183	1,422,630
Transaction cost expense	3,239,637	5,479,126
Non-recurring loss on disposal of leasehold improvements	331,424	—
Non-recurring remediation costs	527,155	—
Amortization in homebuilding cost of sales(a)	442,231	—
Change in fair value of derivative liabilities	(115,904,646)	—
Adjusted EBITDA	$40,470,122	$82,835,216
EBITDA margin(b)	34.4%	15.9%
Adjusted EBITDA margin(b)	9.6%	17.4%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments
(b) Calculated as a percentage of revenue

Liquidity and Capital Resources

Overview

UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as its available revolving lines of credit, as further described below. As of December 31, 2023, UHG had approximately $56.7 million in cash and cash equivalents, an increase of $44.5 million, or 364.8%, from $12.2 million as of December 31, 2022. As of the Closing Date, UHG received net proceeds from the Business Combination and the PIPE investments (“PIPE Investments”) of approximately $94.4 million. As of December 31, 2023 and 2022, UHG had approximately $24.4 million and $12.0 million in unused committed capacity under its revolving lines of credit, respectively. See “Wells Fargo Syndication” below for information on the modification to the Wells Fargo Syndication subsequent to March 30, 2023.

UHG has used proceeds received from the Business Combination and the PIPE Investments for general corporate purposes, including corporate operating expenses and for the acquisitions of homebuilders which closed in 2023 and January of 2024. UHG believes that its current cash holdings, including proceeds from the Business Combination and PIPE Investments, cash generated from operations, as well as cash available under its revolving lines of credit, will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations, meet current commitments under its contractual obligations, and support the potential acquisition of complementary businesses.

Cash flows generated by UHG’s projects can differ materially from its results of operations, as these depend upon the stage in the life cycle of each project. UHG generally relies upon its revolving lines of credit to fund building costs, and timing of draws is such that UHG may from time to time be in receipt of funds from the line of credit in advance of such funds being utilized. UHG is generally required to make significant cash outlays at the beginning of a project related to lot purchases, permitting, and construction of homes, as well as ongoing property taxes. These costs are capitalized within UHG’s real estate inventory and are not recognized in its operating income until a home sale closes. As a result, UHG incurs significant cash outflows prior to the recognition of associated earnings. In later stages of projects, cash inflows could exceed UHG’s results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.

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

Finished Lot Deposits

The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price. Such contracts enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings. As of December 31, 2023 and 2022, the Company’s lot deposits related to finished lot purchase contracts were $33.0 million and $3.8 million, respectively.

Prior to the Business Combination, when Legacy UHG was acquiring lots through Land Development Affiliates, it did not have to pay deposits as the land development operations were owned by the shareholders of GSH. Post Business Combination, the Company continues to purchase lots from the former Land Development Affiliates of Legacy UHG, however, as the Company is no longer owned by the shareholders of GSH, the Company must pay lot purchase agreement deposits to acquire lots. As such, as of December 31, 2023 all interests in lot purchase agreements, including with related parties, is recorded within Lot purchase agreement deposits on the Consolidated Balance Sheet.

Homebuilding Debt

Prior to the Business Combination, Legacy UHG, jointly with its Other Affiliates (see Note 1 - Nature of operations and basis of presentation of the Notes to the Consolidated Financial Statements contained in this report for definitions of these terms) considered to be under common control, entered into debt arrangements with financial institutions. These debt arrangements were in the form of revolving lines of credit and were generally secured by land (developed lots and undeveloped land) and homes (under construction and finished). Legacy UHG and certain related Other Affiliates were collectively referred to as the Nieri Group. The Nieri Group entities were jointly and severally liable for the outstanding balances under the revolving lines of credit; however, Legacy UHG had been deemed the primary obligor of such debt, as it is the sole cash generating entity and responsible for repayment of the debt. As such, Legacy UHG had recorded the outstanding advances under the financial institution debt and other debt within the Legacy UHG financial statements as of December 31, 2022.

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

The advances from the revolving lines of credit, reflected as Homebuilding debt, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of December 31, 2023 and 2022.

The following table and descriptions provide a summary of the Company’s material debt under the revolving lines of credit for the periods indicated:

	December 31, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Private Investor Debt	Total
Wells Fargo Bank	8.13%	$20,907,306	$—	$20,907,306
Regions Bank	8.13%	17,690,798	—	17,690,798
Flagstar Bank	8.13%	16,082,543	—	16,082,543
United Bank	8.13%	12,866,035	—	12,866,035
Third Coast Bank	8.13%	9,649,526	—	9,649,526
Other Notes Payable		—	3,255,221	3,255,221
Total debt on contracts		$77,196,208	$3,255,221	$80,451,429

	December 31, 2022
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Other Affiliates(1)	Total
Wells Fargo Bank	4.98%	$34,995,080	$8,203,772	$43,198,852
Regions Bank	4.98%	27,550,618	—	27,550,618
Texas Capital Bank	4.98%	19,676,552	—	19,676,552
Truist Bank	4.98%	19,659,329	—	19,659,329
First National Bank	4.98%	7,870,621	—	7,870,621
Anderson Brothers	4.74%	—	2,841,034	2,841,034
Total debt on contracts		$109,752,200	$11,044,806	$120,797,006

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

Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line was a three-year revolving credit facility, previously with a maturity date of July 2024, and an option to extend the maturity date for one year that could be exercised upon approval from Wells Fargo. The Syndicated Line also included a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation) and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 (“Second Amendment Date”). As a result of the Second Amendment, the Company became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition,

Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. An additional amendment (“Third Amendment”) was entered into on December 22, 2023 (“Third Amendment Date”) and amended two financial covenants that are described below. No other significant terms of the arrangements were changed other than those relating to the financial covenants and interest rate terms described below.

The remaining availability on the Syndicated Line was $24.4 million and $12.0 million as of December 31, 2023 and 2022, respectively. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants which were revised during 2023 as a result of the amendments referenced above. As of December 31, 2023, the financial covenants listed in the Syndicated Line included (a) a minimum tangible net worth of no less than the sum of (i) $70 million and (ii) 25% of positive actual consolidated earnings earned in any fiscal quarter, (iii) 100% of new equity contributed to the Company, (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company; (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.50 to 1.00 until December 31, 2023, and 2.25 to 1.00 for any fiscal quarter thereafter (c) a minimum debt service coverage ratio to be no less than 2.00 to 1.00 as of the last day of any fiscal quarter; (d) a minimum liquidity amount of not less than the greater of (y) $30,000,000 or (z) an amount equal to 1.50x the trailing twelve month interest incurred; and (e) unrestricted cash of not less than 50% of the required liquidity at all times. The Company was in compliance with all debt covenants as of December 31, 2023, and prior fiscal quarters in 2023. Legacy UHG was in compliance with all debt covenants as of December 31, 2022.

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

On January 26, 2024, the Company amended and restated the credit agreement associated with the Syndicated Line (“Fourth Amendment”). As a result of the Fourth Amendment, Rosewood Communities Inc., a consolidated subsidiary of the Company, along with the Company are co-borrowers of the Syndicated Line. Refer to Note 21 - Subsequent events of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Other Affiliates Debt

On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination that closed on March 30, 2023 as discussed in Note 1. As a result there is no remaining debt balance associated with Other Affiliates as of December 31, 2023.

Other Notes Payable

The Company had other borrowings totaling $3,255,221 as of December 31, 2023, which are comprised of other notes payable acquired in the normal course of business. These notes have maturities ranging up to two years. The effective interest rates on these notes range up to 7.69%.

Convertible Note

The Company entered into a Convertible Note Agreement in connection with the closing of the Business Combination. The Notes have an outstanding balance of $68,038,780 as of December 31, 2023 and mature on March 30, 2028. The Notes bear interest at a rate of 15%. Future interest payments on the remaining outstanding Notes totaled approximately $63.8 million, with approximately $14.1 million due within the next twelve months. Refer to Note 14 - Convertible note payable of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Leases

The Company leases several office spaces in South Carolina under operating leases with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the operating right-of-use (“ROU”) asset and lease liability until it is reasonably certain that the option will be exercised. As of December 31, 2023, the future minimum lease payments required under these leases totaled $6.9 million, with $1.4 million payable within 12 months. Further information regarding the Company’s leases is provided in Note 13 - Commitments and contingencies of the Notes to the Consolidated Financial Statements contained in this report.

In addition to leasing land and office space, in December 2022, Legacy UHG began entering into sale-leaseback transactions with related parties, where revenue and cost of sales are recognized. As of December 31, 2022, revenue and cost of sales were $5,188,716 and $4,508,819, respectively. Further information regarding these transactions is provided in Note 10 - Related party transactions of the Notes to the Consolidated Financial Statements contained in this report.

Cash Flows

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes the Company’s cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
Net cash flows provided by operating activities	$28,224,880	$34,616,722
Net cash flows used in investing activities	(24,300,985)	(206,877)
Net cash flows provided by (used in) financing activities	40,508,741	(73,675,897)

Net cash provided by operating activities was $28.2 million for the year ended December 31, 2023, as compared to $34.6 million of net cash provided by operating activities for the year ended December 31, 2022. The difference in cash flows year over year is $6.4 million. This change is partially attributable to cash provided by the change in inventory of $22.2 million, income tax payable of $0.4 million and income adjusted for non-cash transactions of $19.3 million for the year ended December 31, 2023. This change is offset by cash used in the change in deferred tax asset of $2.6 million due to the change in tax status from S-Corp to C-Corp during the year ended December 31, 2023. For the year ended December 31, 2022, cash provided by the change in net income adjusted for non-cash transactions of $72.1 million was partially offset by cash used in the change in inventory of $26.7 million.

Net cash used in investing activities was $24.3 million for the year ended December 31, 2023, as compared to $0.2 million of net cash used in investing activities for the year ended December 31, 2022. The difference in cash flows year over year is $24.1 million. The increase in net cash used in investing activities was primarily attributable to cash paid to acquire certain assets of Herring Homes, LLC of $2.2 million and acquisition of Rosewood Communities, Inc. of $22.1 million. The net cash used was offset by proceeds from a promissory note issued in exchange for the sale of fixed assets and proceeds from the sale of property and equipment of $0.2 million.

Net cash provided by financing activities was $40.5 million for the year ended December 31, 2023, as compared to net cash used in financing activities of $73.7 million for the year ended December 31, 2022. The difference in cash flows year over year is $114.2 million. The increase in net cash from financing activities was primarily attributable to cash received of $94.4 million as a result of the Business Combination, PIPE, and recapitalization transactions, proceeds from homebuilding debt of $72.5 million, partially offset by repayment of homebuilding debt of $105.1 million, distributions and net transfers to stockholders and other affiliates of $17.9 million, and the payment of deferred financing costs of $3.2 million. In contrast, for the year ended December 31, 2022, cash flows used in financing activities included $171.7 million for repayment of homebuilding and other affiliate debt, $54.2 million of cash flows used in distributions and net transfers to stockholders and other affiliates, and $37.8 million in changes in net due to and due from stockholders and other affiliates, partially offset by $179.3 million of proceeds from homebuilding debt and $10.9 million of proceeds from other affiliate debt.

Critical Accounting Estimates

UHG prepared the Consolidated Financial Statements in accordance with GAAP. Its critical accounting estimates are those that it believes have the most significant impact to the presentation of its financial position and results of operations and that require the most difficult, subjective or complex judgments. In many cases, the accounting treatment of a transaction is specifically dictated by GAAP without the need for the application of judgment.

In certain circumstances, however, the preparation of financial statements in conformity with GAAP requires UHG to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenues and expenses during the reporting period.

While UHG’s significant accounting policies are more fully described in Note 3 - Summary of significant accounting policies of the Notes to the Consolidated Financial Statements contained in this report, UHG believes the following topics reflect the critical accounting policies and the more significant judgment and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

UHG recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers. Home sale transactions typically have a single performance obligation to deliver a completed home to the homebuyer which is generally satisfied when control of the home is transferred to the customer. Control is considered to be transferred to the customer at the time of closing when the title and possession of the home are received by the homebuyer. Little to no estimation is involved in recognizing such revenues. Revenue is reported net of any discounts and incentives.

Revenues from home sales in which the buyer retains title to the homesite while UHG builds the home are recognized based on the percentage of completion of the home construction. Percentage of completion is based on costs incurred as compared to total estimated project costs.

Real Estate Inventory and Cost of Home Sales

Inventory includes land under development, developed lots, homes under construction, and finished homes. Land under development consists of raw parcels of land already zoned for its intended use to develop into finished lots. Developed lots consist of land that has been developed for or acquired by UHG, and vertical construction is imminent. At the time construction begins, developed lots are transferred to homes under construction. Homes under construction represents costs associated with active homebuilding activities which include, but are not limited to, direct material, labor, and overhead costs related to home construction, capitalized interest, real estate taxes, and land option fees. Finished homes represent completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes and selling, general, and administrative costs are expensed as incurred.

UHG relies on certain estimates to determine its construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, UHG compiles project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, slower absorptions, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond UHG’s control. To address uncertainty in these budgets, UHG assesses, updates and revises project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.

Developed lots are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot. At the time construction of the home begins, developed lots are transferred to homes under construction within inventory. Sold units are expensed to cost of sales based on a specific identification basis. Cost of sales consists of specific construction costs of each home, estimated warranty costs, allocated developed lots, and closing costs applicable to the home.

Inventories are carried at the lower of accumulated cost or net realizable value. UHG periodically reviews the performance and outlook of its inventories for indicators of potential impairment.

UHG records rebates with certain suppliers as a reduction in cost of sales based on a specific identification basis. At the time of closing, costs that were incurred as part of the construction of the home but not paid at the time of closing are accrued. The accrual is recorded within cost of sales.

Share-Based Compensation

As of December 31, 2023, the Company had outstanding three types of share-based compensation: stock options, restricted stock units (“RSUs”) and stock warrants. Stock option and RSU awards are expensed on a straight-line basis over the requisite service period of the entire award from the date of grant through the period of the last separately vesting portion of the grant. The Company accounts for forfeitures when they occur. Stock warrant awards do not contain a service condition and are expensed on the grant date. The fair value of stock option awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black‑Scholes option pricing model. This model requires the input of highly subjective assumptions, including the option's expected term and stock price volatility. The grant date fair value of the RSUs is the closing price of UHG’s common stock on the date of the grant. Refer to Note 15 - Share-based compensation of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Refer to Components of UHG’s Operating Results above for additional information related to those instruments that the Company accounts for as a derivative liability.

Earnout Shares

The Earnout Shares were recognized at fair value on the Closing Date and are subsequently remeasured at each reporting date with changes in fair value recorded in the Company’s Consolidated Statements of Operations.

Earnout Shares issuable to employees and directors of the Company (“Employee Option Holders”) at the Closing Date are considered a separate unit of account, and the value of these shares was recognized as a one-time stock compensation expense for the grant date fair value using the Monte Carlo simulation valuation model.

Refer to Note 15 - Share-based compensation and Note 16 - Earnout shares of the Notes to the Consolidated Financial Statements contained in this report for additional information, including definitions.

PIPE Investment

The Company accounts for the Notes at amortized cost and amortizes the debt discount to interest expense using the effective interest method over the expected term of the Notes. Refer to Note 3 - Summary of significant accounting policies and Note 14 - Convertible note payable of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

The Company has entered into a shared services agreement with a related party that operates in the land development business in which the Company will provide accounting, IT and HR, and other administrative support services and receive property maintenance services and due diligence and negotiation assistance with purchasing third party finished lots. Management concluded that it has a variable interest in this entity through the service agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Additionally, the Company enters into lot option purchase agreements with the same related party to procure land or lots for the construction of homes and has determined that while this related party qualifies as a VIE, it does not however qualify for consolidation as the Company is not the primary beneficiary of the VIE nor does it have the power to direct the VIE’s significant activities. Refer to Note 3 - Summary of significant accounting policies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Business Acquisitions and Valuation of Contingent Consideration

The Company accounts for business acquisitions using the acquisition method. Under ASC 805 a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a business acquisition. If they do not meet this criteria the transaction is accounted for as an asset acquisition. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities. Any contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. Contingent consideration is remeasured at fair value at each reporting date and subsequent changes in the fair value of the contingent consideration are recognized in Other income (expense) in the Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business acquisitions. In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates qualitative factors to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.

The evaluation of goodwill for possible impairment includes estimating fair value using one or a combination of valuation techniques, such as discounted cash flows. These valuations require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result. As of December 31, 2023, there were no triggering events or impairments recorded.

Recently Issued/Adopted Accounting Standards

Refer to the sections titled “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” in Note 3 of the Notes to the Consolidated Financial Statements contained in this report, for more information.

Off-Balance Sheet Arrangements

Land-Light Acquisition Strategy

The Company operates a land-light and capital efficient lot acquisition strategy primarily through lot purchase agreements. These contracts generally allow the Company to forfeit its right to purchase the lots for any reason, and its sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such agreements. The Company does not have any financial guarantees or completion obligations, and does not guarantee lot purchases on a specific performance basis under these agreements.

UHG’s pipeline as of December 31, 2023 consists of approximately 9,000 lots, which includes lots that are owned or controlled by Land Development Affiliates, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts. The entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $33.0 million in Lot purchase agreement deposits as of December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

UHG’s operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect UHG’s revenues, gross profits and net income.

UHG is subject to market risk on its debt instruments primarily due to fluctuations in interest rates. UHG utilizes both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company’s future earnings and cash flows. UHG has not entered into, nor does it intend to enter into in the future, derivative financial instruments for trading or speculative purposes or to hedge against interest rate fluctuations

The interest rate on the borrowings under the Syndicated Line is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the Syndicated Line. As of December 31, 2023, UHG had $77.2 million outstanding under the Syndicated Line, which carried a weighted average interest rate of 8.13%. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $0.8 million.

The fair value of the outstanding Notes is subject to market risk and other factors due to the convertible features. The Notes are convertible at the holder’s option into UHG Class A Common Shares at any time after March 30, 2024 through March 30, 2028, at a per share price (“Initial Conversion Price”) equal to 80% of volume-weighted average trading sale price (“VWAP”) per UHG Class A Common Share during the 30 consecutive trading days prior to the first anniversary of the Closing Date. The Initial Conversion Price has a floor of $5.00 per share and a cap of $10.00 per share. Once the conversion price is established on March 30, 2024, the fair value of the Notes will generally increase as the common stock price increases and will generally decrease as the common stock price declines in value. The Notes are carried at amortized cost and the fair value is presented for disclosure purposes only. The interest and market value changes affect the fair value of the Notes, but do not impact UHG’s financial position, cash flows, or results of operations due to the fixed nature of the debt obligation.

Item 8. Financial Statements and Supplementary Data

UNITED HOMES GROUP, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
United Homes Group, Inc.
Chapin, South Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of United Homes Group, Inc (the “Company”) as of December 31, 2023 and December 31, 2022 , the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ FORVIS, LLP

We have served as the Company’s auditor since 2021.
Tysons, VA

March 15, 2024

UNITED HOMES GROUP, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$56,671,471	$12,238,835
Accounts receivable, net	1,661,206	1,976,334
Inventories:
Homes under construction and finished homes	147,582,130	163,997,487
Developed lots and land under development	35,227,572	16,205,448
Due from related party	88,000	1,437,235
Related party note receivable	610,189	—
Lot purchase agreement deposits	33,015,812	3,804,436
Investment in Joint Venture	1,430,177	186,086
Deferred tax asset	2,405,417	—
Property and equipment, net	1,073,961	1,385,698
Operating right-of-use assets	5,411,192	1,001,277
Prepaid expenses and other assets	7,763,565	6,112,044
Goodwill	5,706,636	—
Total Assets	$298,647,328	$208,344,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$38,680,764	$22,077,240
Homebuilding debt and other affiliate debt	80,451,429	120,797,006
Operating lease liabilities	5,565,320	1,001,277
Other accrued expenses and liabilities	8,353,824	5,465,321
Income tax payable	1,128,804	—
Derivative liabilities	127,610,943	—
Convertible note payable	68,038,780	—
Total Liabilities	$329,829,864	$149,340,844

Commitments and contingencies (Note 13)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 11,382,282 and 373,471 shares issued and outstanding on December 31, 2023, and 2022, respectively. (1)	1,138	37
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on December 31, 2023, and 2022, respectively. (1)	3,697	3,697
Additional paid-in capital (1)	2,794,493	1,422,630
Retained Earnings (1)	(33,981,864)	57,577,672
Total Stockholders' equity (1)	(31,182,536)	59,004,036
Total Liabilities and Stockholders' equity	$298,647,328	$208,344,880
______________________________
(1)Retroactively restated as of December 31, 2022 for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
Revenue, net of sales discounts	$421,474,101	$477,045,949
Cost of sales	341,748,481	358,238,703
Gross profit	79,725,620	118,807,246

Selling, general and administrative expense	65,094,444	49,685,730
Net income from operations	$14,631,176	$69,121,516

Other (expense) income, net	(3,762,613)	230,692
Equity in net earnings from investment in joint venture	1,244,091	137,086
Change in fair value of derivative liabilities	115,904,646	—
Income before taxes	128,017,300	69,489,294
Income tax expense	2,957,016	—
Net income	$125,060,284	$69,489,294

Basic and diluted earnings per share
Basic	$2.74	$1.86
Diluted	$2.35	$1.81

Basic and diluted weighted-average number of shares (1)
Basic	45,639,431	37,347,347
Diluted	55,768,890	38,452,827
___________________________
(1)Retroactively restated for the year ended December 31, 2022 for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(1)
YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock				Additional paid-in capital	Retained earnings	Shareholders' and other affiliates' net investment	Net Due To and Due From Shareholders and Other Affiliates	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021 as originally reported	—	$—	—	$—	$—	$—	$83,586,722	$(17,028,310)	$66,558,412
Retroactive application of recapitalization	373,471	37	36,973,876	3,697	—	66,554,678	(83,586,722)	17,028,310	—
Adjusted balance as of December 31, 2021	373,471	37	36,973,876	3,697	—	66,554,678	—	—	66,558,412
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(78,466,300)	—	—	(78,466,300)
Stock-based compensation expense	—	—	—	—	1,422,630	—	—	—	1,422,630
Net income	—	—	—	—	—	69,489,294	—	—	69,489,294
Balance, December 31, 2022	373,471	37	36,973,876	3,697	1,422,630	57,577,672	—	—	59,004,036
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(4,193,093)	—	—	(4,193,093)
Stock compensation	—	—	—	—	2,571,106	—	—	—	2,571,106
Forfeiture of private placement warrants	—	—	—	—	890,001	—	—	—	890,001
Issuance of common stock upon the reverse recapitalization, net of transaction costs	8,492,528	850	—	—	17,589,024	—	—	—	17,589,874
Issuance of common stock related to PIPE Investment	1,333,962	133	—	—	9,501,782	—	—	—	9,501,915
Issuance of common stock related to lock-up agreement	421,099	42	—	—	4,194	—	—	—	4,236
Recognition of derivative liability related to earnout	—	—	—	—	(242,211,404)	—	—	—	(242,211,404)
Recognition of derivative liability related equity incentive plan	—	—	—	—	(1,279,139)	—	—	—	(1,279,139)
Earnout stock-based compensation expense for UHG employee options	—	—	—	—	4,448,077	—	—	—	4,448,077
Transaction costs related to reverse recapitalization	—	—	—	—	(2,932,426)	—	—	—	(2,932,426)
Reclassification of negative APIC related to the reverse recapitalization	—	—	—	—	212,426,727	(212,426,727)	—	—	—
Exercise of stock options under the 2023 Plan	13,202	1	—	—	133,978	—	—	—	133,979
Forfeiture of stock options under the 2023 Plan	—	—	—	—	487,739	—	—	—	487,739
Exercise of stock warrants	748,020	75	—	—	(75)	—	—	—	—
Transaction costs related to equity issuance	—	—	—	—	(257,721)	—	—	—	(257,721)
Net income	—	—	—	—	—	125,060,284	—	—	125,060,284
Balance, December 31, 2023	11,382,282	$1,138	36,973,876	$3,697	$2,794,493	$(33,981,864)	$—	$—	$(31,182,536)
______________________________
(1)The shares of the Company’s common stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 373.47:1 (“Exchange Ratio”) established in the Business Combination.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$125,060,284	$69,489,294
Adjustments to reconcile net income to net cash flows from operating activities:
Bad debt expense	192,248	—
Investment earnings in joint venture	(1,244,091)	(137,086)
Depreciation and amortization	236,103	355,566
Loss on sale of property and equipment	329,533	6,966
Amortization of deferred financing costs	981,675	404,146
Amortization of discount on convertible notes	1,324,504	—
Amortization of discount on private investor debt	47,608	—
Non cash interest income	(38,455)	—
Stock compensation expense	7,019,183	1,422,630
Amortization of operating lease right-of-use assets	1,097,281	525,434
Change in fair value of contingent earnout liability	(126,644,642)	—
Change in fair value of warrant liabilities	10,988,922	—
Change in fair value of equity incentive plan	(248,926)	—
Change in fair value of contingent consideration	181,000	—
Net change in operating assets and liabilities:
Accounts receivable	153,819	109,684
Related party receivable	1,349,235	(1,437,235)
Inventories	22,247,292	(26,673,147)
Lot purchase agreement deposits	(25,380,030)	(858,435)
Prepaid expenses and other assets	(143,791)	(2,408,936)
Deferred tax asset	(2,617,918)	—
Accounts payable	11,674,490	(6,663,814)
Operating lease liabilities	(943,153)	(525,434)
Income tax payable	426,933	—
Other accrued expenses and liabilities	2,175,776	1,007,089
Net cash flows provided by operating activities	28,224,880	34,616,722
Cash flows from investing activities:
Purchases of property and equipment	(162,328)	(171,685)
Proceeds from the sale of property and equipment	66,100	13,808
Proceeds from promissory note issued for sale of property and equipment	93,286	—
Payments on business acquisitions, net of cash acquired	(24,298,043)	—
Capital contribution in joint venture	—	(49,000)
Net cash flows used in investing activities	(24,300,985)	(206,877)
Cash flows from financing activities:
Proceeds from homebuilding debt	72,500,000	179,336,312
Repayments of homebuilding debt	(105,055,992)	(170,810,631)
Proceeds from other affiliate debt	136,773	10,851,187
Repayments on equipment financing	—	(142,536)
Repayments of other affiliate debt	—	(918,453)

Repayments on private investor loans	(105,000)	—
Payment of deferred financing costs	(3,240,984)	—
Distributions and net transfer to shareholders and other affiliates	(17,896,302)	(54,175,689)
Changes in net due to and due from shareholders and other affiliates	—	(37,816,087)
Proceeds from convertible note, net of transaction costs	71,500,000	—
Proceeds from PIPE investment and lock up	4,720,427	—
Proceeds from Business Combination, net of SPAC transaction costs	30,336,068	—
Payment of equity issuance costs	(257,721)	—
Payment of transaction costs	(12,134,293)	—
Proceeds from exercise of employee stock options	5,765	—
Net cash flows provided by (used in) financing activities	40,508,741	(73,675,897)

Net change in cash and cash equivalents	44,432,636	(39,266,052)
Cash and cash equivalents, beginning of year	12,238,835	51,504,887
Cash and cash equivalents, end of year	$56,671,471	$12,238,835
Supplemental cash flow information:
Cash paid for interest	$15,682,821	$5,000,196
Cash paid for income taxes	$5,148,000	$—
Non-cash investing and financing activities:
Additions of right-of-use lease assets and liabilities	5,300,103	1,585,096
Acquisition of developed lots from related parties in settlement of due from Other Affiliates	—	13,504,316
Conversion of other affiliates debt to homebuilding debt	—	1,414,681
Transfer of co-obligor debt to land development affiliate	—	21,160
Promissory note issued for sale of property and equipment	665,020	—
Settlement of co-obligor debt to affiliates	8,340,545	—
Release of guarantor from GSH to shareholder	2,841,034	—
Noncash distribution to owners of Other Affiliates	12,671,122	—
Earnest money receivable from Other Affiliates	2,521,626	—
Recognition of previously capitalized deferred transaction costs	2,932,426	—
Modification to existing lease	(40,968)	—
Recognition of derivative liability related to earnout	242,211,404	—
Recognition of derivative liability related to equity incentive plan	1,279,139	—
Recognition of warrant liability upon Business Combination	1,531,000	—
Forfeiture of private placement warrants upon Business Combination	(890,001)	—
Recognition of contingent consideration upon business acquisition	1,707,000	—
Recognition of contingent liability upon business acquisition	300,000	—
Issuance of common stock upon the reverse recapitalization	39,933,707	—
Recognition of deferred tax asset upon Business Combination	1,589,600	—
Recognition of income tax payable upon Business Combination	701,871	—
Recognition of assumed assets and liabilities upon Business Combination, net	3,588,110	—
Noncash exercise of stock warrants	75	—
Noncash exercise of employee stock options	128,214	—
Forfeiture of employee stock options	(487,739)	—
Total non-cash investing and financing activities	$326,823,288	$16,525,253

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023 AND 2022
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

UHG constructs single-family residential homes and has active operations in South Carolina, North Carolina, and Georgia offering a range of residential products including entry-level attached and detached homes, first-time move-up attached and detached homes and second move-up detached homes. The constructed homes appeal to a wide range of buyer profiles, from first-time to lifestyle buyers. The Company’s primary objective is to provide customers with homes of exceptional quality and value while maximizing its return on investment. The Company has grown by expanding its market share in existing markets and by expanding into markets contiguous to the current active markets.

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

GSH’s business historically consisted of both homebuilding operations and land development operations. In anticipation of the Business Combination, GSH separated its land development operations and its homebuilding operations across separate entities in an effort to adopt best practices in the homebuilding industry associated with ownership and control of land and lots and production efficiency. For accounting treatment of the Business Combination, see Note 2 - Merger and reverse recapitalization. Unless otherwise indicated or the context otherwise requires, references in this annual report on Form 10-K to “Legacy UHG” refer to the homebuilding operations of GSH prior to the consummation of the Business Combination.

Basis of Presentation

The Consolidated Financial Statements included in this report reflect (i) the historical operating results of Legacy UHG prior to the Business Combination; (ii) the combined results of UHG and DHHC following the Business Combination; (iii) the assets and liabilities of UHG and DHHC, and Legacy UHG at their historical cost prior to and following the Business Combination; and (iv) the Company’s equity structure for all periods presented.

The accompanying Consolidated Balance Sheet as of December 31, 2022, the Consolidated Statement of Operations, Statement of Changes in Stockholders’ Equity, and Statement of Cash Flows for the year ended December 31, 2022 (“Legacy UHG financial statements”) have been prepared from Legacy UHG’s historical financial records and reflect the historical financial position, results of operations and cash flows of the Legacy UHG for the periods presented on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Consolidated Statement of Changes in Stockholders’ Equity is adjusted for the retroactive application of the reverse recapitalization using the Exchange Ratio. The Legacy UHG financial statements present historical information and results attributable to the homebuilding operations of GSH. The Legacy UHG financial statements exclude GSH’s operations related to land development operations as Legacy UHG historically did not operate as a standalone company. The carve-out methodology was used since Legacy UHG’s inception until the Closing Date. Thus, after March 30, 2023, no carve-out amounts were included in UHG’s Consolidated Financial Statements.

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

Collectively, these are referred to as “Other Affiliates” in these financial statements and represented as related parties (see Note 10 - Related party transactions).

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

In addition, all significant transactions between Legacy UHG and GSH have been included in these financial statements. The aggregated net effect of transactions between Legacy UHG and GSH are settled within Retained earnings/ (accumulated deficit) on the Consolidated Balance Sheets as they were not expected to be settled in cash. These amounts were reflected in the Consolidated Statements of Cash Flows within Distributions and net transfer to shareholders and other affiliates and, when transactions were historically not settled in cash, in Non-cash financing activities.

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

•All 1,000 shares of Class A common stock of GSH (“GSH Class A Common Shares”) issued and outstanding prior to the Closing Date were exchanged for 373,471 shares of Class A common stock of UHG (“UHG Class A Common Shares”);
•All 99,000 shares of Class B common stock of GSH (“GSH Class B Common Shares”) issued and outstanding prior to the Closing Date were exchanged for 36,973,876 shares of Class B common stock of UHG (“UHG Class B Common Shares”);
•All 2,403 outstanding options of GSH to acquire GSH Class A Common Shares were assumed by the Company and converted into options to acquire an aggregate of 897,585 UHG Class A Common Shares (the “Rollover Options”);
•All 5,000 outstanding warrants to purchase GSH Class A Common Shares were assumed by the Company and converted into warrants to purchase 1,867,368 UHG Class A Common Shares (the “Assumed Warrants”);
•8,625,000 outstanding shares of DHHC Class B common stock held by DHP SPAC II Sponsor LLC (the “Sponsor”) converted into 4,160,924 UHG Class A Common Shares, all of which are subject to resale or transfer restrictions;
•The Company issued an aggregate of 1,755,061 UHG Class A Common Shares to the PIPE Investors, Lock-Up Investors and the Convertible Note Investors, pursuant to the terms of the PIPE Subscription Agreements, Share Lock-up Agreements and the PIPE Investment, (together the “PIPE Financings”), as described below.

As of the Closing Date and following the completion of the Business Combination, UHG had the following outstanding securities:
•10,621,060 UHG Class A Common Shares;
•36,973,876 UHG Class B Common Shares;
•2,966,663 warrants to purchase 2,966,663 UHG Class A Common Shares, each exercisable at a price of $11.50 per share, issued in connection with the DHHC initial public offering and held by the Sponsor and BlackRock Inc. and Millennium Management LLC (the “Anchor Investors”);
•8,625,000 warrants to purchase 8,625,000 UHG Class A Common Shares, each exercisable at a price of $11.50 per share, issued in connection with the DHHC initial public offering;
•1,867,368 Assumed Warrants to purchase 1,867,368 UHG Class A Common Shares, each exercisable at a price of $4.05 per share; and
•897,585 Rollover Options to purchase 897,585 UHG Class A Common Shares, each exercisable at a price of $2.81 per share.

Earnout

In connection with the Business Combination, holders of GSH common shares, certain holders of stock options, and holders of GSH warrants (together, “GSH Equity Holders”), options held by employees and directors (“Employee Option Holders”) and the Sponsor (together, the “Earnout Holders”) are entitled to receive consideration in the form of common shares (“Earnout Shares”) upon achievement of certain earnout conditions. The Company reserved 21,886,379 Earnout Shares of which 20,000,000 may be awarded to GSH Equity Holders and Employee Option Holders and 1,886,379 additional earnout shares may be awarded to the Sponsor. Refer to Note 16 - Earnout shares.

In connection with the Closing, and under the terms of the Sponsor Support Agreement entered into in connection with the execution of the Business Combination Agreement, 1,886,379 shares of the 8,625,000 shares of DHHC Class B common stock held by the Sponsor were converted to Earnout Shares and became subject to vesting conditions based on the achievement of certain market-based share price thresholds. Refer to Note 16 - Earnout shares for additional information regarding the terms and conditions of the Earnout Triggering Events. Of the remaining 6,738,621 shares of

DHHC Class B common stock, 2,577,697 shares were forfeited and 4,160,924 shares were converted into UHG Class A Common Shares.

Convertible Note

In connection with the closing of the Business Combination, DHHC entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”), by and among itself, GSH, and a group of investors (the “Convertible Note Investors”). Pursuant to and at the closing of the transactions contemplated by the Note Purchase Agreement, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Convertible Promissory Notes (the “Notes,” or “Note PIPE Financing”) and, pursuant to the terms of share subscription agreements entered into between each Convertible Note Investor and UHG, an additional 744,588 UHG Class A Common Shares (the “PIPE Shares”) in a private placement PIPE investment (the “PIPE Investment”). Refer to Note 14 - Convertible note payable for additional information on the accounting treatment for the Notes, including issuance costs.

Subscription Agreement

In connection with the execution of the Business Combination Agreement, UHG entered into separate subscription agreements (each a “Subscription Agreement,” or “Subscription Agreement PIPE Financing,” and together with the “Note PIPE Financing,” the “PIPE Financings”) with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and UHG agreed to sell to the PIPE Investors, an aggregate of 471,500 shares of common stock for a purchase price of $10.00 per share and 117,874 shares for a purchase price of $0.01 per share for an aggregate purchase price of $4.7 million, in a private placement offering. The PIPE Financings closed simultaneously with the consummation of the Business Combination.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, DHHC entered into separate Share Issuance and Lock-Up Agreements (each a “Lock-up Agreement”) with a number of investors (each a “Lock-up Investor”), pursuant to which UHG agreed to issue each Lock-up Investor 0.25 UHG Class A Common Shares (up to 421,099 UHG Class A Common Shares in the aggregate) for a purchase price of $0.01 per share, for each UHG Class A Common Share held by such Lock-up Investor at the Closing. Following the closing of the Business Combination, UHG notified each Lock-Up Investor that UHG waived the lock-up restriction contained in the Lock-Up Agreements.

The number of shares of UHG common stock issued immediately following the consummation of the Business Combination was as follows:

	Shares	Ownership %
DHHC public shareholders – UHG Class A Common Shares[1]	4,331,604	9.1%
DHHC sponsor shareholders – UHG Class A Common Shares	4,160,924	8.7%
GSH existing shareholders – UHG Class B Common Shares	36,973,876	77.7%
GSH existing shareholders – UHG Class A Common Shares	373,471	0.8%
Convertible Note Investors – UHG Class A Common Shares	744,588	1.6%
PIPE Investors - UHG Class A Common Shares	589,374	1.2%
Lock-up Investors - UHG Class A Common Shares	421,099	0.9%
Total Closing Shares	47,594,936	100%
______________________________
1Represents remaining DHHC Class A shares following share redemptions prior to the Business Combination.

Treatment of Merger

The Business Combination is accounted for as a reverse recapitalization under GAAP. This determination is primarily based on Legacy UHG retaining the largest portion of the voting rights, the post-transaction management team is primarily comprised of the pre-transaction management team of GSH and the relative size of GSH’s operations is larger than DHHC’s. Under this method of accounting, DHHC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Consolidated Financial Statements of UHG represent a continuation of the financial statements of Legacy UHG with the Business Combination being treated as the equivalent of Legacy UHG issuing stock for the net assets of DHHC, accompanied by a recapitalization. The net assets of DHHC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy UHG. All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio of 373.47:1 for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Accordingly, certain amounts have been reclassified and retroactively adjusted to reflect the reverse recapitalization pursuant to the Business Combination for all periods presented within the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s Consolidated Financial Statements with another public company which is not an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of consolidation – The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. The Company’s fiscal year end is December 31 and, unless otherwise stated, all years and dates refer to the fiscal year.

Use of Estimates – The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates the estimates used to prepare the Consolidated Financial Statements and updates those estimates as necessary. In general, UHG’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.

Cash and Cash Equivalents – The Company considers cash and cash equivalents to be cash and all highly liquid investments that are readily convertible into cash with an original maturity of three months or less. Cash and cash equivalents also include cash proceeds from home closings that are in-transit or held by the Company’s third-party escrow agents for the Company’s benefit. The home closing proceeds are generally received in less than five days and are considered to be deposits in transit. As of December 31, 2023 and 2022, the Company had no deposits in transit.

The Company places its cash and cash equivalents on deposit with various financial institutions in the United States. The Federal Deposit Insurance Corporation insures up to $250,000 for substantially all depository accounts at each financial institution. The Company’s cash accounts at various times during the year are in excess of the insured amount.

Accounts Receivable – Accounts receivable are stated at cost less an allowance for potential credit losses. Management’s determination of the allowance for potential credit losses is based on an evaluation of the accounts receivable, historical experience, current economic conditions, and other risks inherent in the accounts receivable portfolio. As of December 31, 2023 and 2022, the Company recorded an allowance for potential credit losses of $109,080 and $0, respectively.

Inventories and Cost of Sales – The carrying value of inventory is stated at cost unless events and circumstances indicate the carrying value may not be recoverable. Inventory consists of land under development, developed lots, homes under construction, and finished homes.

–Land under development - On a limited basis, the Company acquires raw parcels of land already zoned for its intended use to develop into finished lots, and includes land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes. In 2023, the Company acquired $8,846,666 of land under development as a result of the Rosewood acquisition, which is included in Developed lots and land under development on the Consolidated Balance Sheets. The Company had no land under development as of December 31, 2022. See Note 5 - Business acquisitions, for additional information.

–Developed lots - This inventory consists of land that has been developed for or acquired by the Company and where vertical construction is imminent. Developed lot costs are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot. For the years ended December 31, 2023 and 2022, the amount of developed lots included in inventory was $26,380,906 and $16,205,448, respectively. Developed lots purchased at fair value from third parties and related parties was $22,046,804 and $10,052,179 as of December 31, 2023 and December 31, 2022, respectively, which is included in Developed lots and land under development on the Consolidated Balance Sheets.

–Homes under construction - At the time construction of the home begins, developed lots are transferred to homes under construction within inventory. This inventory represents costs associated with active homebuilding activities which include, predominately, labor, materials, and overhead costs related to home construction, capitalized interest, real estate taxes and land option fees. For the years ended December 31, 2023 and 2022, the amount of inventory related to homes under construction included in Homes under construction and finished homes was $125,623,133 and $141,863,561, respectively.

–Finished homes - This inventory represents completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes including associated selling, general, and administrative costs are expensed as incurred. For the years ended December 31, 2023 and 2022, the amount of inventory related to finished homes included in Homes under construction and finished homes was $21,958,997 and $22,133,926, respectively.

Upon settlement, costs associated with units sold are expensed to Cost of sales based on a specific identification basis. Costs of sales consists of specific construction costs of each home, estimated warranty costs, allocated developed lots, and closing costs applicable to the home. In addition, the Company receives rebates with certain suppliers for the use of their product. The Company records the receipt of the rebate as a reduction in Cost of sales based on a specific identification basis. At the time of closing, the Company performs an analysis to accrue for costs that were incurred as part of the construction of the home but unpaid at the time of closing. The costs are recorded in Cost of sales in the Consolidated Statements of Operations.

Lot Purchase Agreement Deposits – The Company enters into lot purchase agreements with third parties and related parties (“land developers”) to acquire lots for the construction of homes. The agreements require the Company to pay a cash deposit in consideration for the right to purchase the lots at a future point in time at preestablished terms. The

Company transfers the deposit to inventory upon receipt of the title of the lot. See Note 11 - Lot purchase agreement deposits for further details.

Property and Equipment – Property and equipment is stated at cost, less accumulated depreciation. Depreciation is allocated on a straight-line basis over the estimated useful lives of the related assets. The estimated useful life of each asset group is summarized below:

Asset Group	Estimated Useful Lives
Furniture and Fixtures	5 to 7 years
Buildings	40 years
Leasehold Improvements	Lesser of 40 years or the lease term
Machinery and Equipment	5 to 7 years
Office Equipment	5 to 7 years
Vehicles	5 years

Normal repairs and maintenance costs are expensed as incurred, whereas significant improvements which materially increase the value or extend the useful life of an asset are capitalized and depreciated over the remaining estimated useful life of the related assets.

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts. Any gain or loss on the sale or retirement of the depreciable asset is recognized as Other income (expense) on the Consolidated Statements of Operations.

Intangible Assets - Intangible assets are recorded within Prepaid expenses and other assets on the Consolidated Balance Sheets, and consists of the estimated fair value of tradenames and architectural designs acquired in connection with acquisitions. The identified intangible assets are amortized over their respective estimated useful lives, which was determined to be seven years for the tradename and architectural designs. Amortization expense associated with intangible assets is recorded to Selling, general and administrative expense in the Consolidated Statement of Operations.

Long-Lived Assets – The Company evaluates the carrying value of its long-lived assets, which consist of Inventory, Property and equipment, and Intangible assets for impairment whenever events or circumstances indicate an impairment might exist.

Inventory impairment exists if the carrying amount of the asset is not recoverable from the sale prices expected from future home sales. The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a community level. Any calculated impairments are recorded immediately in Cost of sales.

Recoverability for Property and equipment and Intangible assets is measured by the expected undiscounted future cash flows related to the assets compared to the carrying amounts of the assets. If the expected undiscounted future cash flows are less than the carrying amount of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions and appraisal.

There were no triggering events or impairments recorded for all years presented.

Goodwill - Goodwill represents the excess of purchase price over the fair value of the assets acquired and the liabilities assumed in a business combination. See Note 5 - Business acquisitions, for details on recent acquisitions. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company evaluates goodwill for potential impairment on at least an annual basis, as of October 1 of each year. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.

Business Acquisitions - The Company accounts for business acquisitions using the acquisition method. Under ASC 805 a business acquisition occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a business acquisition. If they do not meet this criteria the transaction is accounted for as an asset acquisition. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities. Any contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. Contingent consideration is remeasured at fair value at each reporting date and subsequent changes in the fair value of the contingent consideration are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations.

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

As of December 31, 2023 the Company recognized $88,000 of assets related to the services agreement included within Due from related party on the Consolidated Balance Sheets, and $28,363,053 of assets related to lot purchase agreements included within Lot purchase agreement deposits on the Consolidated Balance Sheets. There were no amounts associated with these agreements as of December 31, 2022. The Company determined these amounts to be the maximum exposure to loss due to involvement with the VIEs as the Company does not provide any financial guarantees or support to these related parties.

Deferred Loan Costs – Loan costs that qualify as debt issuance costs associated with the Company’s Homebuilding debt are capitalized and amortized over the term of the line of credit on a straight-line basis in accordance with ASC 835, Interest. These debt issuance costs are included within inventory for Homes under construction and finished homes. See Note 9 - Homebuilding debt and other affiliate debt for further details.

Earnings per Share – Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of UHG common shares outstanding for the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of UHG common shares outstanding for the period plus the assumed exercise of all dilutive UHG securities using the treasury stock method for stock grants and warrants and the if-converted method for the convertible note. See Note 20 - Earnings per Share for further details.

Investment in Joint Venture – UHG entered into a joint venture agreement with an unrelated third party and acquired a 49% equity stake in Homeowners Mortgage, LLC (“Joint Venture”). The Joint Venture operates with the purpose of assisting homebuyers through the homebuying experience. The Company made an initial capital contribution of $49,000 at the formation of the Joint Venture on February 4, 2022. The Company has no obligations to make future capital contributions as governed by the Joint Venture’s operating agreement. If any future contributions are made, they generally will be based on a pro rata basis, based on the Company’s respective equity interest in the Joint Venture.

The Company accounts for its investment in the Joint Venture under the equity method of accounting, as it determined that the Company has the ability to exercise significant influence over the venture, but does not have control. Under the equity method, the investment in the unconsolidated joint venture is recorded initially at cost, as Investment in Joint Venture, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. The Joint Venture commenced operations in June 2022. Equity in earnings from the investment in the Joint Venture for the years ended December 31, 2023 and 2022 was $1,244,091 and $137,086, increasing the investment in Joint Venture as of December 31, 2023 and 2022 to $1,430,177, and $186,086, respectively. There were no additional capital contributions and distributions for the years ended December 31, 2023 and 2022, aside from the initial contribution of $49,000 on February 4, 2022. Additionally, there were no impairment losses related to the Company’s investment in the Joint Venture recognized during the year ended December 31, 2023.

Share-Based Compensation – The Company recognizes share-based compensation expense within Selling, general and administrative expense in the Consolidated Statements of Operations for certain share-based payment arrangements, which include stock options, restricted share units (“RSUs”), and stock warrants.

Stock option and RSU awards are expensed on a straight-line basis over the requisite service period of the entire award from the date of grant through the period of the last separately vesting portion of the grant. UHG accounts for forfeitures when they occur. Stock warrant awards do not contain a service condition and are expensed on the grant date. The fair value of share-based awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black‑Scholes option pricing model. This model requires the input of highly subjective assumptions, including the option's expected term and stock price volatility. See Note 15 - Share-based compensation.

Deferred transaction costs - The Company records deferred transaction costs, which consist of legal, accounting and other fees related to the preparation of the Business Combination (see Note 1 - Nature of operations and basis of presentation). The deferred transaction costs were offset against proceeds from the transaction upon the effectiveness of the Business Combination. As of December 31, 2023 and 2022, $0 and $2,491,459 of deferred transaction costs were capitalized and recorded in Prepaid expenses and other assets on the Consolidated Balance Sheets. Transaction costs that are not eligible to be capitalized are expensed as incurred and included within Selling, general, and administrative expense in the Consolidated Statements of Operations.

Leases – The Company determines if an arrangement is, or contains, a lease at inception. Leases are recognized when the contract provides the Company the right to use an identified asset for a period of time in exchange for consideration. Operating leases are included in Operating right-of-use (“ROU”) assets and Operating lease liabilities in the Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an explicit borrowing rate, management uses the Company’s incremental borrowing rate based on information available at the commencement date, in determining the present value of the lease payments. In determining an incremental borrowing rate, the Company considers the lease term, credit risk of the lessee and the lease, the size of the lease payments, the current economic environment affecting the lessee and the lease, and the collateralized nature of the lease. The ROU assets also include any lease payments made, reduced by any lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in Selling, general and administrative expense on the Consolidated Statement of Operations. The Company elected the practical expedient to combine lease and non-lease components when accounting for ROU assets and lease liabilities of all asset classes.

Variable lease costs represent additional expenses incurred by the Company that are not included in the lease payment. Variable lease costs include maintenance charges, taxes, insurance, and other similar costs, and are recorded within Selling, general and administrative expense on the Consolidated Statement of Operations for the year ended December 31, 2023. The Company has elected not to recognize leases with an initial term of 12 months or less (“short-term leases”) on the Consolidated Balance Sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred.

In December 2022, Legacy UHG entered into sale-leaseback transactions with related parties. Unless otherwise noted, UHG accounts for sale-leaseback transactions at their contractually stated terms. As the leases do not provide an explicit borrowing rate, management used the Company’s incremental borrowing rate based on information available as of the lease commencement date. Refer to Note 10 - Related party transactions for additional detail on these transactions.

Revenue Recognition - The Company’s revenues consist primarily of home sales in the United States. Home sale transactions are made under fixed price contracts. The Company generally determines the selling price per home based on the expected cost plus a margin. Home sale transactions typically have one single performance obligation to deliver a completed home to the homebuyer which is generally satisfied when the closing conditions are met. The Company’s contracts primarily have a contract duration of one year or less. The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between a customer’s payment and the transfer of goods or services is one year or less. For the years ended December 31, 2023 and 2022, no significant financing components were present in the Company’s contracts.

Performance obligations are generally satisfied at a point in time, when the control of the home is transferred to the customer. Control is considered to be transferred to the customer at the time of closing when the title and possession of the home are received by the homebuyer. The Company generally requires initial cash deposits from the homebuyer at the time the sales contract is executed which is held by an unrelated third-party escrow agent. The remaining consideration to which the Company is entitled to is received at the time of closing through an escrow agent, typically within five days or less of the closing date. For the years ended December 31, 2023 and 2022, revenue recognized at a point in time from speculative home closings totaled $409,606,466 and $456,792,005, respectively.

In some contracts, the Company is contracted to construct a home or homes on underlying land the customer controls. For these specific contracts, the performance obligation is satisfied over time, as the Company’s performance creates or enhances an asset that the customer controls. The Company recognizes revenue for these contracts using the input method based on costs incurred as compared to total estimated project costs. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. For the years ended December 31, 2023 and 2022, revenue recognized over time from construction activities on land owned by customers totaled $11,867,635 and $20,253,944, respectively.

For homes with revenue recognized over time, a large portion of the Company’s contracts with these customers and the related performance obligations have an original expected duration of one year or less. As a result, the Company elected the practical expedient and does not disclose the value of unsatisfied performance obligations for these contracts.

The Company periodically bills these customers over the term of the project and performs a quarterly analysis between billings and revenue recognized. The Company records a contract asset when work performed by the Company is greater than the amount billed. Conversely, the Company records deferred revenue when the amount billed is greater than the work performed. As of December 31, 2023 and 2022, the Company recorded a contract asset of $88,562 and $611,343, respectively, which is included in Prepaid expense and other assets on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the Company recorded deferred revenue of $0 and $305,701, respectively, which is included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. Substantially all deferred revenue is recognized in revenue within twelve months of being received from customers.

The Company frequently performs reviews of all contracts to estimate profitability in the future. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total estimated loss at the time it is fully determinable. For the years ended December 31, 2023 and 2022, the Company did not recognize a loss on any contracts.

Concurrent with the recognition of revenues in the Consolidated Statements of Operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues. Revenues include forfeited deposits, which occur when home sale contracts that include a nonrefundable deposit are cancelled. Revenues from forfeited deposits were considered insignificant for all years presented.

The Company determined that costs to obtain a contract include sales commission paid to agents and brokers for selling services to attract home buyers into sales agreements. The contract term is typically the closing date when the title and consideration are exchanged. The Company adopted the practical expedient associated with ASC 606 to recognize the incremental costs of obtaining a contract as an expense when incurred, i.e., when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

In December 2022, Legacy UHG entered into sale-leaseback transactions with related parties. The Company recognized revenue of $5,188,716 on the Consolidated Statement of Operations for the year ended December 31, 2022. Refer to Note 10 - Related party transactions for additional detail on these transactions.

Advertising – The Company expenses advertising and marketing costs as incurred and is included within Selling, general, and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2023 and 2022, the Company incurred $2,132,057 and $2,709,488, respectively, in advertising and marketing costs.

Warranties – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of construction or product defects identified throughout the coverage period. The Company estimates the costs that may be incurred under the limited warranties and records a liability in the expected amount of such costs at the time revenues associated with sales are recognized. The Company records the estimated warranty accrual within Other accrued expenses and liabilities on the Consolidated Balance Sheets and adjustments to the reserves are included in Cost of sales on the Consolidated Statements of Operations. The Company analyzes historical claims experience combined with the number of homes delivered to estimate the amount to accrue per home for warranty costs. This estimation process takes into consideration such factors as the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with engineers. The warranty accrual is periodically evaluated for adequacy and any accrual adjustments are made on a per unit basis if deemed necessary.

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

The Company recognizes interest and penalties related to the underpayment of income taxes, including those resulting from the late filing of tax returns within the provision for income taxes in the Consolidated Statements of Operations. The Company analyzes its tax filing positions in the U.S. federal, state, and local tax jurisdictions where the Company is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established.

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

Prior to the Business Combination, Legacy UHG was included in the tax filing of the shareholders of GSH, which was taxed individually under the provision of Subchapter S and Subchapter K of the Internal Revenue Code. Individual shareholders were liable for income taxes on their respective shares of GSH’s taxable income. In connection with its change in status to a taxable entity, the Company has recorded, for the year ended December 31, 2023, discrete items of $982,981 in order to establish various deferred tax balances, primarily attributable to timing differences in revenue recognition. Similarly, the Company has recorded, for the year ended December 31, 2023, discrete items of $102,472 to establish various deferred tax balances as a result of a change in tax status of the acquired entity in the Rosewood transaction. See Note 5 - Business acquisitions, for further details regarding this acquisition.

No income tax nor income tax liability has been allocated to the Company as of and for the year ended December 31, 2022, nor is there any recorded liability for uncertain tax positions.

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

The 8,625,000 warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”), the 2,966,663 Private Placement Warrants (as defined below), 21,495,794 Earnout Shares and certain stock options (as discussed in Note 15 - Share-based compensation) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments, earnout shares and stock options as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised or issued, respectively. The Public Warrant quoted market price was used as the fair value for the Public Warrants as of December 31, 2023. The Private Placement Warrants and the Earnout shares were valued using a Monte Carlo analysis. See the Earnout and Warrant Liabilities sections below for further detail on each instrument and their classification. Stock options were valued using Black‑Scholes valuation model. See Note 15 - Share-based compensation for further detail.

Earnout - In connection with the Business Combination, Earnout Holders are entitled to receive consideration in the form of Earnout Shares upon the Company achieving certain Triggering Events, as described in Note 16 - Earnout shares. The contingent obligations to issue Earnout Shares to the Earnout Holders, excluding Employee Option Holders, are recognized as derivative liabilities in accordance with ASC 815. The liabilities were recognized at fair value on the Closing Date and are subsequently remeasured at each reporting date with changes in fair value recorded in the Consolidated Statements of Operations.

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

The estimated fair values of the Earnout Shares were determined by using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a daily basis over the Earnout Period as defined in Note 16 - Earnout shares. The preliminary estimated fair values of the Earnout Shares were determined using the most reliable information available, including the current trading price of the UHG Class A Common Shares, expected volatility, risk-free rate, expected term and dividend rate.

The earnout liability is categorized as a Level 3 fair value measurement because the Company estimated projections during the Earnout Period utilizing unobservable inputs. See Note 6 - Fair value measurement for further detail on UHG’s accounting policy related to the fair value of financial instruments.

Warrant Liabilities- The Company assumed 8,625,000 publicly-traded warrants (“Public Warrants”) from DHHC’s initial public offering and 2,966,663 private placement warrants originally issued by DHHC (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants” or “Warrants”). Upon consummation of the Business Combination, each Common Stock Warrant issued entitled the holder to purchase one UHG Class A Common Share at an exercise price of $11.50 per share. The Common Stock Warrants are exercisable as of April 29, 2023. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain exceptions. During the year ended December 31, 2023, no Common Stock Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that both meet the definition of a derivative and will be accounted for in accordance with ASC Topic 815-40, as the Public Warrants and Private Placement Warrants are not considered indexed to UHG’s stock.

PIPE Investment - In connection with the closing of the Business Combination, GSH entered into the Note Purchase Agreement, dated March 21, 2023, and effective March 30, 2023, with DHHC and the Convertible Note Investors. As part of the PIPE Investment, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares. The aggregate proceeds received from the Convertible Note Investors was $75.0 million. Additionally, in connection with the Business Combination, (i) the PIPE Investors purchased from the Company an aggregate of (A) 471,500 UHG Class A Common Shares at a purchase price of $10.00 per share, and (B) 117,874 UHG Class A Common Shares at a purchase price of $0.01 per share for gross proceeds to the Company of approximately $4.7 million, pursuant to the PIPE Subscription Agreements, and (ii) the Lock-Up Investors purchased from the Company an aggregate of 421,099 UHG Class A Common Shares at a purchase price of $0.01 per share pursuant to the Share Lock-Up Agreements. Following the closing of the Business Combination, UHG notified each Lock-Up Investor that UHG waived the lock-up restriction contained in the Share Lock-Up Agreements.

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

The Notes are considered a hybrid financial instrument consisting of a debt “host” and embedded features. The Company evaluated the Notes at issuance for embedded derivative features and the potential need for bifurcation under ASC 815, and determined that the Notes contained embedded derivatives, including conversion features and redemption rights. Although the Company determined that a group of these embedded features which are contingent on certain events occurring, as further discussed in Note 14 - Convertible note payable, would need to be bifurcated, the contingencies themselves are either entirely within the Company’s control or based on an event for which management considers the probability of occurring as extremely remote. Therefore, the group of embedded features which are contingent on certain events and required to be bifurcated would likely have minimal or no value and therefore deemed to not be material to the Consolidated Financial Statements.

The Company engaged an independent valuation firm to assist with the valuation of the Notes and the PIPE Shares. Refer to Note 14 - Convertible note payable for further valuation details.

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

Recently Adopted Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 significantly changes the way impairment of financial assets is recognized by requiring companies to immediately recognize estimated credit losses expected to occur over the remaining life of many financial assets. The immediate recognition of the estimated credit losses generally will result in an earlier recognition of allowance for credit losses on loans and other financial instruments. The Company adopted this ASU effective January 1, 2023 using the modified retrospective transition approach. The adoption of ASC 326 did not have a significant impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients and exceptions for applying U.S. GAAP when modifying contracts and hedging relationships that use the London Interbank Offered Rate (“LIBOR”) as a reference rate. During the year ended December 31, 2023, the Company adopted Topic 848 and amended the related debt agreement (see Note 9 - Homebuilding debt and other affiliate debt). The adoption of Topic 848 did not have a significant impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted – In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Consolidated Financial Statements and related disclosures.

Note 4 - Segment Reporting

An operating segment is defined as a component of an enterprise for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. UHG primarily operates in the homebuilding business and is organized and reported by division. The identification of reporting segments is based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, and methods used to sell and construct homes.

The Company has two reportable segments: South Carolina and Other. The South Carolina reporting segment primarily represents UHG’s South Carolina homebuilding operations. This segment operates in the Upstate, Midlands, and Coastal regions of South Carolina, as well as a smaller presence in Georgia. The Other segment consists of UHG’s homebuilding operations in Raleigh, NC and mortgage operations conducted through a mortgage banking joint venture, Homeowners Mortgage, LLC which do not meet the quantitative thresholds to be disclosed separately.

The CODM reviews the results of operations, including total revenue and pretax income to assess profitability and allocate resources. The following tables summarize revenues and pre-tax income by segment for the years ended December 31, 2023, and 2022 as well as total assets by segment as of December 31, 2023 and 2022, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Year Ended December 31,
	2023	2022
Revenues (1):
South Carolina	$421,224,101	$477,045,949
Other	1,494,091	137,086
Total segment revenues	422,718,192	477,183,035
Reconciling items from equity method investments	(1,244,091)	(137,086)
Consolidated revenues	$421,474,101	$477,045,949

	Year Ended December 31,
	2023	2022
Income before taxes:
South Carolina	$33,838,126	$69,352,208
Other	757,348	137,086
Total segment income before taxes	34,595,474	69,489,294
Corporate reconciling items (2):
Unallocated corporate overhead	(9,030,040)	—
Stock-based compensation expense	(6,968,104)	—
Corporate interest income	1,701,486	—
Corporate interest expense	(8,391,057)	—
Other	204,895	—
Change in fair value of derivative liabilities	115,904,646	—
Consolidated income before taxes	$128,017,300	$69,489,294

	As of December 31,		As of December 31,
	2023	2022	2023	2022
	Assets		Goodwill (3)
South Carolina	$255,633,338	$208,158,794	$5,206,636	$—
Other	16,985,564	186,086	500,000	—
Total segment assets	272,618,902	208,344,880	5,706,636	—
Corporate reconciling items (2):
Cash and cash equivalents	13,958,645	—	—	—
Deferred tax asset	3,568,601	—	—	—
Operating lease right-of-use assets	4,907,617	—	—	—
Capitalized interest (4)	1,933,447	—	—	—
Prepaid expenses and other assets	1,547,267	—	—	—
Other	112,849	—	—	—
Consolidated assets	$298,647,328	$208,344,880	$5,706,636	$—

___________________________
(1)The Company’s revenue includes revenue recognized at a point in time from speculative home closings, as well as revenue recognized over time from construction activities on land owned by customers. For the years ended December 31, 2023 and 2022, all point in time revenue and substantially all over time revenue was recognized at the South Carolina segment. For the year ended December 31, 2023, revenues of the Other segment consisted of income from equity method investments and revenue recognized over time from construction revenue related to Raleigh operations. For the year ended December 31, 2022, revenues of the Other segment consisted of income from equity method investments.
(2)The corporate reconciling items included prior to consolidated income before taxes include unallocated corporate overhead (which includes all management incentive compensation), stock-based compensation expense, corporate interest income and expense, changes in fair value of derivative liabilities, and other corporate level items. Similarly, reconciling items included prior to consolidated assets include corporate cash and cash equivalents, deferred tax assets attributable to the corporate entity, and operating lease right-of-use assets. The Company’s overhead functions, such as accounting, treasury, and human resources, are centrally performed and the costs and related assets are not allocated to the Company’s operating segments. Corporate interest expense primarily consists of interest charges on the Convertible notes. Prior to the merger with DHHC, Legacy UHG did not have a corporate function and therefore did not maintain any corporate level accounts. Following the merger, the Company has implemented a corporate level accounting function, resulting in the need for certain reconciling adjustments in 2023 which did not exist during 2022.
(3)In 2023, the Company acquired the selected assets of Herring Homes, LLC and 100% of the common stock of Rosewood Communities, Inc. which resulted in the acquisition of goodwill. See Note 5 - Business acquisitions for further details.
(4)Capitalized interest represents unallocated capitalized interest associated with the Company’s Convertible note payable, which was entered into in 2023. See Note 14 - Convertible note payable for further details.

Note 5 - Business acquisitions

Herring Homes

On August 18, 2023, the Company completed the acquisition of selected assets of Herring Homes, LLC (“Herring Homes”), a North Carolina homebuilder, for a purchase price of $2,166,516 in cash. The acquisition allows the Company to expand its presence into the Raleigh, North Carolina market.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations under the acquisition method, and the results of operations have been included in the Consolidated Financial Statements since the date of acquisition. The purchase price for the acquisition was allocated based on estimated fair value of the assets and liabilities as of August 18, 2023. The Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $500,000. The goodwill arising from the acquisition consists largely of the expected synergies from establishing a market presence in Raleigh and the experience and reputation of the acquired management team. The remaining basis of $1,666,516 is primarily comprised of the fair value of the acquired developed lots and lot purchase agreement deposits with limited other assets and liabilities. Transaction costs were not material and were expensed as incurred.

The Company has entered into an agreement with Herring Homes to provide certain services including providing the use of UHG employees to finish unacquired WIP and treasury management in exchange for fees outlined in the agreement. For the year ended December 31, 2023, the Company recorded $250,000, $171,201, and $290,945 in Revenue, Other (expense) income, net, and Cost of sales, respectively. Subsequent to the acquisition, UHG acquired 50 lots and 12 homes under construction in separate transactions for a fair value of $4.9 million and $5.9 million, respectively, in the Raleigh, North Carolina market.

Rosewood

On October 25, 2023, the Company completed the acquisition of 100% of the common stock of Rosewood Communities, Inc., a South Carolina corporation (“Rosewood”) (the “Rosewood Acquisition”) for a purchase price of $24,681,948, of which $22,674,948 was in cash. The remaining purchase price is related to a $300,000 warranty cost reserve and contingent consideration based on 25% of the EBITDA attributable to Rosewood’s business through December 31, 2025. The initial estimate of the contingent consideration is approximately $1,707,000, which will be recorded as compensation expense if and when it is earned. The acquisition allows the Company to further expand its presence in the Upstate region of South Carolina.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations under the acquisition method, and the results of operations have been included in the Consolidated Financial Statements since the date of acquisition. The purchase price for the acquisition was allocated based on estimated fair value of the assets and liabilities as of October 25, 2023. The amounts for intangible assets were based on third-party valuations performed. The Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $5,206,636 (all of which is tax deductible). The goodwill arising from the acquisition consists largely of the expected synergies from expanding the Company’s market presence in South Carolina and the experience and reputation of the acquired management team.

For the year ended December 31, 2023, the Company recorded Revenue and Net income (loss) of $4,189,647 and $(411,658), respectively, related to Rosewood operations. Transaction costs of $515,282 related to this transaction were expensed as incurred within the Selling, general and administrative expense line item in the Consolidated Statement of Operations.

As of December 31, 2023, the Company completed its purchase price allocation and no further updates to goodwill are expected as a result of the acquisition. The final purchase price allocation as of December 31, 2023 is as follows:

Cash acquired	$543,421
Inventories	23,672,172
Lot purchase agreement deposits	912,220
Other assets	58,681
Property and equipment, net	703,872
Intangible assets	1,380,000
Goodwill	5,206,636
Liabilities	(5,992,953)
Total purchase price	$26,484,049

In connection with the Rosewood acquisition, the Company recorded contingent consideration based on the estimated EBITDA attributable to Rosewood’s business through December 31, 2025. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses and EBITDA and discounted to present value. The Company recorded the fair value of the contingent consideration within Other accrued expenses and liabilities on the acquisition date. The estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entity and the re-assessment of risk-adjusted discount rates. Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreement, which allows for a percentage payout based on a potentially unlimited range of EBITDA.

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the Herring Homes and Rosewood acquisitions had occurred on January 1, 2022. Unaudited pro forma net income adjusts the operating results of the stated acquisitions to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the inventory step-up and transaction costs. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
Unaudited Pro Forma	2023	2022
Total Revenue	$467,687,204	$525,280,854
Net income	$128,726,891	$72,973,203

Note 6 - Fair value measurement

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

Due to the short-term nature of the Company’s Cash and cash equivalents, Accounts receivable, and Accounts payable, the carrying amounts of these instruments approximate their fair value. Lot purchase agreement deposits are recorded at the agreed-upon contract value, which approximates fair value. The interest rates on the Homebuilding debt and other affiliate debt vary and are the greater of either a reference rate plus an applicable margin, or the base rate plus the aforementioned applicable margin. Refer to Note 9 - Homebuilding debt and other affiliate debt for additional detail on the determination of these instruments’ interest rate. As the reference rate of the Homebuilding debt and other affiliate debt at any point in time is reflective of the current interest rate environment the Company operates in, the carrying amount of these instruments approximates their fair value.

The Convertible note payable is presented on the Consolidated Balance Sheet at its amortized cost and not at fair value. As of December 31, 2023, the fair value of the convertible note is $133,400,000. See Note 14 - Convertible note payable for further details on how the fair value was estimated.

The remaining financial instruments except for Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability, Contingent consideration and Convertible note payable are classified within Level 1 or Level 2 of the fair value hierarchy because the Company values these instruments either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The estimated fair value of the Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability, Contingent consideration and Convertible note payable is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 17 - Warrant liability, Note 16 - Earnout shares, Note 15 - Share-based compensation, Note 5 - Business acquisitions, and Note 14 - Convertible note payable respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation. There were no assets or liabilities that are measured at fair value as of December 31, 2022.

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$115,566,762	$115,566,762
Derivative private placement warrant liability	—	—	3,292,996	3,292,996
Derivative public warrant liability	8,336,925	—	—	8,336,925
Derivative stock option liability	—	—	414,260	414,260
Total derivative liability	8,336,925	—	119,274,018	127,610,943
Contingent consideration	—	—	1,888,000	1,888,000
Total fair value	$8,336,925	$—	$121,162,018	$129,498,943

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the years ended December 31, 2023 and 2022, respectively.

The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis:

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Contingent consideration
Liability at January 1, 2023	$—	$—	$—	$—
Recognition	242,211,404	625,370	1,279,139	1,707,000
Forfeitures	—	(890,001)	(487,739)	—
Exercise of liability awards	—	—	(128,214)	—
Change in fair value	(126,644,642)	3,557,627	(248,926)	181,000
Liability at December 31, 2023	$115,566,762	$3,292,996	$414,260	$1,888,000

Note 7 - Capitalized interest

The Company accrues interest on the Company’s Homebuilding debt. That debt is used to finance homebuilding operations (see Note 9 - Homebuilding debt and other affiliate debt) and the associated interest is capitalized during active development of the home and included within inventory for Homes under construction and finished homes. Capitalized interest is expensed to Cost of sales upon the sale of the home. The Company also accrued interest on the Company’s Convertible note payable. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense within Other income (expense), net in the period incurred (see Note 14 - Convertible note payable). Capitalized interest activity is summarized in the table below for the years ended December 31, 2023 and 2022:

	2023	2022
Capitalized interest at beginning of the period:	$1,250,460	$1,190,318
Interest incurred	17,203,950	5,515,372
Interest expensed:
Amortized to cost of sales	(9,385,970)	(5,455,230)
Directly to interest expense	(6,042,358)	—
Capitalized interest at December 31:	$3,026,082	$1,250,460

Note 8 - Property and equipment

Property and equipment consisted of the following as of December 31, 2023 and 2022:

Asset Group	2023	2022
Buildings	$170,867	$—
Furniture and fixtures	507,972	688,487
Land	63,000	—
Leasehold improvements	81,605	380,187
Machinery and equipment	146,822	1,037,231
Office equipment	36,780	165,774
Vehicles	563,455	750,950
Total Property and equipment	1,570,501	3,022,629
Less: Accumulated depreciation	(496,540)	(1,636,931)
Property and equipment, net	$1,073,961	$1,385,698

Depreciation expense, included within Selling, general and administrative expense on the Consolidated Statements of Operations was $199,413 and $355,566 for the years ended December 31, 2023 and 2022, respectively.

Note 9 - Homebuilding debt and other affiliate debt

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

The advances from the revolving lines of credit, reflected as Homebuilding debt, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of December 31, 2023 and 2022.

The following table and descriptions summarize the Company’s debt as of December 31, 2023 and 2022:

	December 31, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Private Investor Debt	Total
Wells Fargo Bank	8.13%	$20,907,306	$—	$20,907,306
Regions Bank	8.13%	17,690,798	—	17,690,798
Flagstar Bank	8.13%	16,082,543	—	16,082,543
United Bank	8.13%	12,866,035	—	12,866,035
Third Coast Bank	8.13%	9,649,526	—	9,649,526
Other Notes Payable		—	3,255,221	3,255,221
Total debt on contracts		$77,196,208	$3,255,221	$80,451,429

	December 31, 2022
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Other Affiliates(1)	Total
Wells Fargo Bank	4.98%	$34,995,080	$8,203,772	$43,198,852
Regions Bank	4.98%	27,550,618	—	27,550,618
Texas Capital Bank	4.98%	19,676,552	—	19,676,552
Truist Bank	4.98%	19,659,329	—	19,659,329
First National Bank	4.98%	7,870,621	—	7,870,621
Anderson Brothers	4.74%	—	2,841,034	2,841,034
Total debt on contracts		$109,752,200	$11,044,806	$120,797,006
____________________________
(1)Outstanding balances relate to bank financing for land acquisition and development activities of Other Affiliates for which the Company is the co-obligor or has an indirect guarantee of the indebtedness of the Other Affiliates. In addition, the $8,203,772 of Other Affiliates Debt with Wells Fargo Bank as of December 31, 2022 is part of the Wells Fargo Syndication.

Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line was a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that could be exercised upon approval from Wells Fargo. The Syndicated Line also included a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated (“First Amendment”) on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation) and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 (“Second Amendment Date”). As a result of the Second Amendment, UHG became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition, Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. An additional amendment (“Third Amendment”) was entered into on December 22, 2023 (“Third Amendment Date”) and amended the debt service coverage ratio and minimum liquidity financial covenants. No other significant terms of the arrangements were changed other than those relating to the financial covenants and interest rate terms described below.

The availability of funds are based on the inventory value at the time of the draw request. The remaining availability to be drawn down on the Syndicated Line was $24,398,576 as of December 31, 2023 and $12,015,246 as of December 31, 2022. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants which were revised during 2023 as a result of the amendments referenced above. As of December 31, 2023, the financial covenants listed in the Syndicated Line included (a) a minimum tangible net worth of no less than the sum of (i) $70 million and (ii) 25% of positive actual consolidated earnings earned in any fiscal quarter, (iii) 100% of new equity contributed to the Company, (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company; (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.50 to 1.00 until December 31, 2023, and 2.25 to 1.00 for any fiscal quarter thereafter; (c) a minimum debt service coverage ratio to be no less than 2.00 to 1.00 as of the last day of any fiscal quarter; (d) a minimum liquidity amount of not less than the greater of (y) $30,000,000 or (z) an amount equal to 1.50x the trailing twelve month interest incurred; and (e) unrestricted cash of not less than 50% of the required liquidity at all times. The Company was in compliance with all debt covenants as of December 31, 2023, and prior fiscal quarters in 2023. Legacy UHG was in compliance with all debt covenants as of December 31, 2022.

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

Other Affiliates Debt

The amounts in Other Affiliates Debt are unrelated to the operations of Legacy UHG, and therefore, an equal amount is included as an offset in Retained Earnings in lieu of Additional paid-in capital following the retroactive application of the recapitalization. For the years ended December 31, 2023 and 2022, Other Affiliates borrowed $136,773, and $10,851,187, respectively. These amounts are recorded on the Consolidated Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination that closed on March 30, 2023 as discussed in Note 1 - Nature of operations and basis of presentation. As a result there is no remaining debt balance associated with Other Affiliates as of December 31, 2023.

In connection with the amendments of the Syndicated Line, the Company incurred debt issuance costs, of which $3,240,984 is deferred and will be amortized over the remaining life of the Syndicated Line. The amendments are accounted for as modifications of an existing line of credit under ASC 470, Debt for any lenders that continue to participate in the Syndicated Line, therefore, any previously unamortized deferred costs related to those lenders continue to be amortized over the remaining life of the Syndicated Line. The Company expensed all remaining unamortized deferred costs for any lenders that no longer participate in the Syndicated Line as of the Second Amendment Date. The Company recognized $981,675 and $404,146, respectively, of amortized deferred financing costs within Other (expense) income, net for the years ended December 31, 2023 and 2022, respectively. Outstanding deferred financing costs related to the Company’s Homebuilding debt were $2,970,369 and $711,060 as of December 31, 2023 and 2022, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheets as the debt is a revolving arrangement.

Other Notes Payable

The Company had other borrowings totaling $3,255,221 as of December 31, 2023, which are comprised of other notes payable acquired in the normal course of business. These notes have maturities ranging up to two years. The effective interest rates on these notes range from 6.79% to 7.69%.

Note 10 - Related party transactions

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

Prior to the Business Combination, Legacy UHG maintained the cash management and treasury function for its Other Affiliates. Cash receipts from customers and cash disbursements made to vendors were recorded through one centralized bank account. Legacy UHG recorded a Due from Other Affiliate when cash was disbursed, generally to a vendor, on behalf of an affiliate. Conversely, Legacy UHG recorded a Due to Other Affiliate when cash was received from a customer on behalf of an affiliate. The balances were settled through equity upon the consummation of the Business Combination. As of December 31, 2022, the Company recorded a Due from related party of $1,437,235 as an asset on the Balance Sheet as the Company was reasonably certain that this amount would be collected because both parties had entered into a binding construction contract and agreed on the expected contract price.

The below table summarizes Legacy UHG transactions with the Land Development Affiliates and Other Operating Affiliates for the year ended December 31, 2023 and 2022.

	Year ended December 31, 2023
	Land Development Affiliates	Other Operating Affiliates	Total
Financing cash flows:
Land development expense	$(384,349)	$—	$(384,349)
Other activities	(225,392)	(422,342)	(647,734)
Total financing cash flows	$(609,741)	$(422,342)	$(1,032,083)

Non-cash activities
Settlement of co-obligor debt to other affiliates	$8,340,545	$—	$8,340,545
Release of guarantor from GSH to shareholder	$2,841,034	$—	$2,841,034
Credit for earnest money deposits	$2,521,626	$—	$2,521,626
Total non-cash activity	$13,703,205	$—	$13,703,205

	Year ended December 31, 2022
	Land Development Affiliates	Other Operating Affiliates	Total
Financing cash flows:
Land development expense	$(43,447,726)	$(665,777)	$(44,113,503)
Other activities	8,799,598	197,818	8,997,416
Cash transfer, net of repayment of $7,300,000	—	(2,700,000)	(2,700,000)
Total financing cash flows	$(34,648,128)	$(3,167,959)	$(37,816,087)

Non-cash activities

Acquisition of developed lots from related parties in settlement of due from Other Affiliates' amounts	$13,504,316	$—	$13,504,316
Total non-cash activity	$13,504,316	$—	$13,504,316

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

Cash transfer – A direct cash contribution to Other Affiliates from Legacy UHG. Legacy UHG transferred cash to a related party. This cash transfer was in anticipation of separating the homebuilding operations from land development operations.

Acquisition of developed lots from related parties in settlement of Due from Other Affiliates – Once the Land Development Affiliates of Legacy UHG developed the raw parcels of land, they transferred the land to Legacy UHG in a non-cash transaction. The transfer amount was derived from the costs incurred to develop the land.

Sale-leaseback transactions

In December 2022, Legacy UHG sold 19 completed model homes with entities owned or partially owned by the founder and CEO of the Company. The Company received the proceeds in the form of a cash payment. The Company is responsible for preparing and actively marketing the homes for sale. As the executed contracts for the sale contain commercial substance, legal title of the model homes transferred to the related parties, and there was a transfer of risk and reward, the Company accounted for these transactions as a sale-leaseback. Legacy UHG determined that the sale of completed homes is part of the Company’s ordinary activities. Accordingly, revenue and cost of sales of $5,188,716 and $4,508,819, respectively, were recognized in the Consolidated Statement of Operations for the year ended December 31, 2022.

In connection with these transactions, Legacy UHG simultaneously entered into individual lease agreements for all 19 model homes sold, whereby Legacy UHG is the lessee. The leases commenced on January 1, 2023. The Company is responsible for paying the operating expenses associated with the model homes while under lease. Nine of the 19 individual leases had a lease term greater than twelve months. In connection with these nine leases, the Company recognized an operating lease right-of-use-asset and a corresponding operating lease liability of $435,264.

The rent expense associated with sale-leaseback agreements that mature in less than 12 months (and are excluded thus from the ROU asset and lease liability) is $476,525 for the year ended December 31, 2023.

Leases

In addition to the transactions above, the Company has entered into four separate operating lease agreements with a related party. The terms of the lease, including rent expense and future minimum payments, are described in Note 13 - Commitments and contingencies.

The Company is currently occupying office space owned by a related party for its office headquarters. The Company took possession of the space in October 1, 2023 and pays rent based on the square footage within the building occupied by the Company multiplied by a stated rate which was approved by the Related Party Transactions Committee. The Company has capitalized a lease liability and corresponding right-of-use asset based on the assumption that the

Company is reasonably certain it will execute a lease agreement to use the space for a five-year term, under the rate per square foot previously approved by the Related Party Transactions Committee.

Services agreement
The Company shares office spaces with a related party and certain employees of the Company provide services to the same related party, as such, the Company is allocating certain shared costs to the related party in line with a predetermined methodology based on headcount. During the year ended December 31, 2023 the Company allocated overhead costs to the related party in the amount of $412,970 and was charged for property maintenance services in the amount of $205,606 by the same related party. The remaining balance outstanding as of December 31, 2023 is a receivable of $88,000 and is presented within Due from related party on the Consolidated Balance Sheet.

General contracting
The Company has been engaged as a general contractor by several related parties. For the years ended December 31, 2023 and 2022, Revenue of $2,575,881 and $2,507,216, respectively, and Cost of sales of $2,164,453 and $2,093,635, respectively, were recognized in the Consolidated Statements of Operations.
Other
The Company utilizes a related party vendor to perform certain civil engineering services. For the years ended December 31, 2023, and 2022 expenses of $74,339 and $31,955, respectively, were recognized in the Consolidated Statements of Operations.
The Company utilized a related party vendor for certain site contracting services. For the years ended December 31, 2023, and 2022 expenses of $22,878 and $0, respectively, were recognized in the Consolidated Statements of Operations.
In 2023, the Company began utilizing a related party vendor for certain aviation services. For the year ended December 31, 2023, expenses of $28,723 were recognized in the Consolidated Statements of Operations.
In 2023, the Company began utilizing a related party vendor for certain professional and legal services. For the year ended December 31, 2023, expenses of $22,970 were recognized in the Consolidated Statements of Operations.

Note 11 - Lot purchase agreement deposits

The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price. Such contracts enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings.

Prior to the Business Combination, when Legacy UHG was acquiring lots through Land Development Affiliates, it did not have to pay deposits as the land development operations were owned by the shareholders of GSH. As such, the table below as of December 31, 2022 does not include lot purchase agreement deposits with related parties, and it consists of unrelated third party lot purchase agreement deposits only.

Post Business Combination, the Company continues to purchase lots from the former Land Development Affiliates of Legacy UHG, however, as the Company is no longer owned by the shareholders of GSH, the Company must pay lot purchase agreement deposits to acquire lots. As such, as of December 31, 2023 all interests in lot purchase agreements, including with related parties, is recorded within Lot purchase agreement deposits on the Consolidated Balance Sheets and presented in the table below. The following table provides a summary of the Company’s interest in lot purchase agreements as of December 31, 2023 and 2022:

	2023	2022
Lot purchase agreement deposits	$33,015,812	$3,804,436
Remaining purchase price	231,333,171	65,451,928
Total contract value	$264,348,983	$69,256,364

Out of the $33,015,812 lot purchase agreement deposits outstanding as of December 31, 2023, $28,363,053 are with related parties.

The Company has the right to cancel or terminate the lot purchase agreement at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid. The cancellation or termination of a lot purchase agreement results in the Company recording a write-off of the nonrefundable deposit to Cost of sales. For the years ended December 31, 2023 and 2022, the write-offs to Cost of sales for the forfeited lot purchase agreement deposits was de minimis. The deposits placed by the Company pursuant to the lot purchase agreements are deemed to be a variable interest in related party land developers but not in the third-party land developers. See Note 3 - Summary of significant accounting policies for the policy and conclusions about unconsolidated variable interest entities.

Note 12 - Warranty reserves

The Company establishes warranty reserves to provide for estimated future costs as a result of construction and product defects. Estimates are determined based on management’s judgment considering factors such as historical spend and projected cost of corrective action.

The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Consolidated Balance Sheets as follows:

	2023	2022
Warranty reserves at January 1	$1,371,412	$1,275,594
Reserves provided	1,070,762	1,156,027
Payments for warranty costs and other	(1,140,378)	(1,060,209)
Warranty reserves at December 31	$1,301,796	$1,371,412

Note 13 - Commitments and contingencies

Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $1,099,406 and $555,806 within Selling, general, and administrative expense on the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.

Operating lease expense included variable lease expense of $48,086 and $92,285 for the years ended December 31, 2023 and 2022, respectively. The weighted-average discount rate for the operating leases was 9.68% and 4.90% during the years ended December 31, 2023 and 2022, respectively. The weighted-average remaining lease term was 4.44 and 2.16 years for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2022, the Legacy UHG closed on 19 sale-leaseback transactions with related parties. For information on sale-leaseback transaction with related parties, see Note 10 - Related party transactions.

The maturity of the contractual, undiscounted operating lease liabilities as of December 31, 2023 are as follows:

December 31,	Lease Payment
2024	1,410,657
2025	1,545,216
2026	1,438,929
2027	1,437,794
2028 and thereafter	1,105,287
Total undiscounted operating lease liabilities	$6,937,883
Interest on operating lease liabilities	(1,372,563)
Total present value of operating lease liabilities	$5,565,320

The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in operating ROU assets and operating lease liabilities. The Company recorded $319,436 and $94,386 of rent expense related to the short-term leases within Selling, general and administrative expense on the Consolidated Statements of Operations for the year ended December 31, 2023, and 2022, respectively.

Litigation

The Company is subject to various claims and lawsuits that may arise primarily in the ordinary course of business, which consist mainly of construction defect claims. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements. When the Company believes that a loss is probable and reasonably estimable, the Company will record an expense and corresponding contingent liability. As of the date of these Consolidated Financial Statements, management believes that the Company has not incurred a liability as a result of any claims.

Note 14 - Convertible note payable

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

The Notes are convertible at the holder’s option into UHG Class A Common Shares at any time after March 30, 2024 through March 30, 2028, at a per share price (the “Initial Conversion Price”) equal to 80% of volume-weighted average trading sale price (“VWAP”) per UHG Class A Common Share during the 30 consecutive trading days prior to March 30, 2024 (the “Measurement Period”). Pursuant to the Note Purchase Agreement, the Initial Conversion Price has a floor of $5.00 per share and a cap of $10.00 per share. The Initial Conversion Price is subject to adjustments for certain anti-dilution provisions as provided in the Notes. If an anti-dilution event occurs, the number of shares of common stock issuable upon conversion may be higher than implied by the Initial Conversion Price. Each Note is also convertible at the Company’s option into UHG Class A Common Shares, at any time after the second anniversary of the Closing Date if the VWAP per UHG Class A Common Share exceeds $13.50 for 20 trading days in a 30 consecutive trading day period. The Company was not required to bifurcate either of these conversion features as they met the derivative classification scope exception as described in ASC 815-15.

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

The Notes also contain additional conversion, redemption, and payment provision features, at the option of the holder, which can be exercised upon contingent events such as the Company defaulting on the Notes, a change of control in the ownership of the Company, or other events requiring indemnification. As the contingent events are either entirely within the Company’s control or based on an event for which management considers the probability of occurring as extremely remote, these features which are required to be bifurcated, would likely have minimal or no value, and therefore deemed to not be material to the Consolidated Financial Statements.

The fair value of the Notes was calculated using a Binomial model and a Monte Carlo model. The PIPE Shares were valued using a Discounted Cash Flow Model. The Company will accrete the value of the discount across the expected term of the Note using the effective interest method.

The below table presents the outstanding balance of the Notes as of December 31, 2023:

December 31, 2023
Beginning Balance	$80,000,000
Unamortized Discount	(11,961,220)
Carrying Value	$68,038,780

Interest expense included within Other income (expense), net on the Consolidated Statements of Operations was $6.0 million for the Notes for year ended December 31, 2023. Interest expense included within Cost of sales on the Consolidated Statements of Operations was $2.3 million for the Notes for the year ended December 31, 2023.

The following assumptions were used in the Binomial and Monte Carlo valuation models to determine the estimated fair value of the Notes at the issue date, March 30, 2023 and as of December 31, 2023.

	December 31, 2023	March 30, 2023
Risk Free Interest Rate	3.97%	3.80%
Expected Volatility	40%	40%
Expected Dividend Yield	—%	—%

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

Note 15 - Share-based compensation

Equity Incentive Plans
In January 2022, the Board of Directors of GSH approved and adopted the Great Southern Homes, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan was administered by a committee appointed by the Board of Directors and had reserved 3,000 common shares to be issued as equity-based awards to directors and employees of GSH. The number of awards reserved was subject to change based on certain corporate events or changes in GSH’s capital structure and the shares vest ratably over four years. The 2022 Plan defined awards to include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. Effective as of March 30, 2023, in connection with the Business Combination, the

Company’s board of directors adopted the United Homes Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) at which time the 2022 Plan was terminated. No further grants can be made under the 2022 Plan. The outstanding options prior to the Business Combination were cancelled in exchange of substantially equivalent options to acquire shares of Common Stock of the Company based on the Exchange Ratio for the UHG common shares in the Business Combination. Each replacement stock option is subject to the same terms and conditions as were applicable under the 2022 Plan. The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will automatically increase each January 1, beginning on January 1, 2024, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's board of directors. As of December 31, 2023, 5,657,080 common shares are authorized to be issued under the 2023 Plan.

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

The following table summarizes the activity relating to the Company’s stock options. The below stock option figures are presented giving effect to a retroactive application of the Business Combination which resulted in a replacement of the previous 2022 Plan stock options with the 2023 Plan, as described above, at an Exchange Ratio of approximately 373.47:1. In addition, the exercise price for each replacement stock option was also adjusted using the Exchange Ratio.

	Stock options	Weighted-Average per Share Exercise price
Outstanding, December 31, 2022	870,567	$2.81
Granted	3,350,000	11.38
Exercised	(2,053)	2.81
Forfeited	(332,266)	8.37
Outstanding, December 31, 2023	3,886,248	$9.72
Options exercisable at December 31, 2023	189,620	$2.81

The aggregate intrinsic value of the stock options outstanding was $4,435,957 and $7,460,132 as of December 31, 2023 and 2022, respectively. The aggregate intrinsic value of the stock options exercisable was $1,065,595 and $0 as of December 31, 2023 and 2022, respectively. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the price of the option. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the Consolidated Statements of Operations. Stock compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 was $2,539,057 and $195,830, respectively. As of December 31, 2023, there was unrecognized stock compensation expense related to non-vested stock option arrangements totaling $14,460,799. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 3.17 years.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the year ended December 31, 2022 adjusted by the Exchange Ratio, the fair value of stock options replaced on the replacement date and the fair value of options issued during the year ended December 31, 2023:

Inputs	Year Ended December 31, 2023	March 30, 2023	January 19, 2022
Risk-free interest rate	3.97% - 4.83%	3.77%	1.82%
Expected volatility	40%	40%	35%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.25	5.10	6.25
Fair value of options	$2.96 - $5.38	$10.41	$1.06

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon bond issued in effect at the time of the grant for the periods corresponding with the expected term of the stock option.

Expected Volatility – GSH’s expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the options.

Expected Dividend Yield – The dividend yield is based on the history and expectation of dividend payouts. The Company does not expect to pay cash dividends to shareholders during the term of options, therefore the expected dividend yield is determined to be zero.

Expected Life – The expected term represents the period the options granted are expected to be outstanding in years. As the Company does not have sufficient historical experience for determining the expected term, the expected term has been derived based on the SAB 107 simplified method for awards that qualify as plain-vanilla options.

Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The derivative liability of stock options amounts to $414,260 and is included within Derivative liability on the Consolidated Balance Sheet as of December 31, 2023.

Restricted Stock Units (“RSUs”)

On September 12, 2023, the Company granted time-based restricted stock units to certain participants under the 2023 Plan that are stock-settled with UHG Class A Common Shares. The time-based restricted stock units granted under the 2023 Plan vest annually over four years. Stock-based compensation expense included in the Consolidated Statements of Operations for time-based restricted stock units was $32,049 for the year ended December 31, 2023. As of December 31, 2023, there was unrecognized pre-tax compensation expense of $393,619 related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.70 years.

The time-based restricted stock unit activity for the year December 31, 2023 was as follows:

	Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2022	—	$—
Granted	73,992	6.59
Exercised	—	—
Forfeited	(9,399)	6.59
Outstanding, December 31, 2023	64,593	6.59

Stock warrants

In January 2022, Legacy UHG granted an option to non-employee directors to purchase 1,867,368 stock warrants for $150,000. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant, which represents an out-of-the-money strike price. The warrants can be exercised for 10 years starting from July 1, 2022. Using the Black-Scholes valuation model, Legacy UHG determined the aggregate fair value of these warrants to be approximately $1,376,800 as of the grant date. Because there is no continued service requirement for the warrant holders, the Company recorded a one-time stock compensation expense in the amount of $1,226,800 within the Selling, general and administrative expense line item in the Consolidated Statement of Operations for the year ended December 31, 2022.

The following assumptions were used in the Black‑Scholes valuation model to determine the estimated fair value of the stock warrants granted during the year ended December 31, 2022. There were no warrants granted during the year ended December 31, 2023.

Inputs	December 31, 2022
Risk free interest rate	1.78%
Expected volatility	35%
Expected dividend yield	—%
Expected life (in years)	6.40
Fair value of warrants granted	$0.7

The methodology for determining the inputs is consistent with the input methodology for stock options as described above.

In March 2022, the warrant holders purchased the warrants in exchange for $150,000 cash consideration. This amount was recorded directly to Additional paid-in capital in the Company’s Consolidated Balance Sheet.

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

On April 28, 2023, a warrant holder of the stock warrants exercised their warrants. 1,120,421 stock warrants were exercised in a cashless exercise whereby the Company issued 748,020 UHG Class A Common Shares in accordance with the conversion terms. As of December 31, 2023, there are 746,947 stock warrants outstanding.

Earnout Employee Optionholders
The Earnout Shares issuable to holders of equity stock options as of the Closing Date are accounted for as equity classified stock compensation and do not have a requisite service period. During the year ended December 31, 2023, the Company recognized a one-time stock-based compensation expense related to the Earnout of $4,448,077, which is excluded from the above stock-based compensation expense table. See Note 16 - Earnout shares for the assumptions and inputs used in the valuation of the Earnout Shares.

Note 16 - Earnout shares

During the five year period after the Closing (“Earnout Period”), eligible GSH Equity Holders and Employee Option Holders are entitled to receive up to 20,000,000 Earnout Shares. Additionally, and pursuant to the Sponsor Support Agreement, the Sponsor surrendered 1,886,379 DHHC Class B Shares for the contingent right to receive Earnout Shares. All Earnout Shares issuable to GSH Equity Holders, Employee Option Holders and the Sponsors are subject to the same Triggering Events (defined below).

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

As discussed in Note 3 - Summary of significant accounting policies, there are two units of account within the Earnout Shares depending on the Earnout Holder. If the Earnout Holder is either a GSH Equity Holder or Sponsor, the instrument will be accounted for as a derivative liability. If the Earnout Holder is an Employee Option Holder, the instrument will be accounted for as an equity classified award. The following table summarizes the number of Earnout Shares allocated to each unit of account as of December 31, 2023:

	Triggering Event I	Triggering Event II	Triggering Event III
Derivative liability	8,060,923	8,060,923	5,373,948
Stock compensation	146,469	146,469	97,647
Total Earnout Shares	8,207,392	8,207,392	5,471,595

As of March 30, 2023, the fair value of the Earnout Shares was $12.10 per share issuable upon Triggering Event I, $11.16 per share issuable upon Triggering Event II and $10.19 per share issuable upon Triggering Event III.

As of December 31, 2023, the fair value of the Earnout Shares was $6.20 per share issuable upon Triggering Event I, $5.21 per share issuable upon Triggering Event II and $4.39 per share issuable upon Triggering Event III.

The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

Inputs	December 31, 2023	March 30, 2023
Current stock price	$8.43	$12.68
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	4.25	5.00
Earnout period (in years)	4.25	4.75
Risk-free interest rate	4.00%	3.75%
Expected volatility	40%	40%
Expected dividend yield	—%	—%

The change in the fair value of the Earnout Shares between March 30, 2023 and December 31, 2023 resulted in a gain of $126,644,642 and was primarily attributable to the decrease in the current stock price of the Company from $12.68 as of March 30, 2023 to $8.43 as of December 31, 2023.

As none of the earnout Triggering Events have occurred as of December 31, 2023, no shares have been distributed.

Note 17 - Warrant liability

Immediately prior to the Closing Date, 2,966,670 of the 5,933,333 Private Placement Warrants were forfeited. The remaining 2,966,663 Private Placement Warrants were recognized as a liability on the Closing Date at fair value. The Private Placement Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the year ended December 31, 2023 resulted in a loss of $3.6 million. These changes are included in Change in fair value of derivative liabilities on the Consolidated Statement of Operations.

The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

Inputs	December 31, 2023	March 30, 2023
Current stock price	$8.43	$12.68
Exercise price	$11.50	$11.50
Expected life (in years)	4.25	5.00
Risk-free interest rate	4.00%	3.75%
Expected volatility	40%	40%
Expected dividend yield	—	—

The Public Warrants were initially recognized as a liability on the Closing Date at a fair value. The Public Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the year ended December 31, 2023 resulted in a loss of $7.4 million. These changes are included in Change in fair value of derivative liabilities on the Consolidated Statement of Operations.

Note 18 - Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company records a corresponding valuation allowance against the deferred tax asset. As of December 31, 2023, there was no valuation allowance recorded against deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense within Other income (expense), net and any related statutory penalties in Income tax expense on the Consolidated Statements of Operations. As of December 31, 2023 there was no reserves for uncertain tax positions.

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

Income tax expense for the year ended December 31, 2023 comprises the following current and deferred amounts:

2023
Current expense:
Federal	$4,457,712
State	1,117,221
Total current expense	5,574,933
Deferred expense:
Federal	(2,041,270)
State	(576,647)
Total deferred (benefit)	(2,617,917)
Total income tax expense	$2,957,016

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% for the year ended December 31, 2023, to income before income taxes as a result of the following items:

	2023
	$	%
Income taxes at federal statutory rate	$25,674,482	21.0%
State income taxes, net of federal tax	305,959	0.3%
Change in fair value of derivative liabilities	(24,301,964)	(19.9)%
Non-deductible expenses	254,097	0.2%
Change in tax status	1,024,442	0.8%
Income tax expense	$2,957,016	2.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2023:

2023
Deferred tax assets:
§263A Uniform Capitalization Rules	$898,412
Warranty reserve	324,798
Other accrued expenses and liabilities	260,960
Stock-based compensation	1,643,593
Interest expense	407,725
Operating lease liabilities	1,388,547
Start-up/organization costs	1,582,745
Other	82,210
Total deferred tax asset	6,588,990
Deferred tax liabilities:
§481(a) Unfavorable Adjustment	(650,714)
Inventories	(1,332,223)
Prepaid expenses and other assets	(635,329)
Property, plant and equipment, net	(202,969)
Operating right-of-use assets	(1,350,092)
Other	(12,246)
Total deferred tax liability	(4,183,573)
Net deferred tax asset	$2,405,417

The Company evaluates both positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to the Company’s deferred tax assets. The accounting for deferred tax assets is based upon estimates of future results. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of the Company’s deferred tax assets that could have a material impact on the Company’s Consolidated Financial Statements. Changes in existing federal and state tax laws and corporate income tax rates could also affect actual tax results and the realization of deferred tax assets over time. Based on this analysis the Company has not recorded a valuation allowance against its deferred tax assets for the year ended December 31, 2023.

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. For the year ended December 31, 2023, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2018 through 2023. Currently, the Company is not subject to any open audits.

Note 19 - Employee benefit plan

Effective January 1, 2021, Legacy UHG sponsored an elective safe harbor 401(k) contribution plan covering substantially all employees who have completed three consecutive months of service. The plan provides that the Company will match up to the first 3% of the participant’s base salary rate at 100% and 50% of the next 2% for a maximum contribution of 4%. In addition, participants become 100% vested with respect to employer contributions after completing six years of service starting in 2021. Administrative costs for the plan were paid by the Company.

Total employer contributions paid to the plans for the years ended December 31, 2023 and 2022 were approximately $241,466 and $174,184, respectively. These amounts are recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations.

Note 20 - Earnings per Share

The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.

The weighted average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. The equity structure of the Company for the year ended December 31, 2023 reflects the equity structure of DHHC, including the equity interests issued by DHHC to effect the business combination.

The following table sets forth the computation of the Company’s basic and diluted net profit per share:

	December 31, 2023	December 31, 2022
Net Income	$125,060,284	$69,489,294
Basic income available to common shareholders	125,060,284	69,489,294

Effect of dilutive securities:
Add back:
Interest on Convertible note, net of tax	6,184,809	—
Change in fair value of stock options - liability classified, net of tax	(175,940)	—
Diluted income available to common shareholders	$131,069,153	$69,489,294

Weighted-average number of common shares outstanding - basic	45,639,431	37,347,347
Effect of dilutive securities:
Convertible notes	9,250,187	—
Stock options - equity classified	154,703	392,094
Stock options - liability classified	63,308	—
Stock warrants	659,503	713,386
Restricted stock units	1,758	—
Weighted-average number of common shares outstanding - diluted	55,768,890	38,452,827

Net earnings per common share:
Basic	$2.74	$1.86
Diluted	$2.35	$1.81

The following table summarizes potentially dilutive outstanding securities for the years ended December 31, 2023 and 2022 that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	December 31, 2023	December 31, 2022
Private placement warrants	17,713	—
Public warrants	51,498	—
Total anti-dilutive features	69,211	—

The Company’s 21,886,379 Earnout Shares are excluded from the anti-dilutive table above for the year ended December 31, 2023, as the underlying shares remain contingently issuable as the Earnout Triggering Events have not been satisfied.

Note 21 - Subsequent events

Management has performed an evaluation of subsequent events after the Balance Sheet date of December 31, 2023 through the date the Consolidated Financial Statements were issued. During this period, the Company has not identified any subsequent events that require recognition or disclosure, except for the ones noted below.

On January 26, 2024 (“the Closing Date”), the Company completed the acquisition of selected assets of Creekside Custom Homes, LLC, a South Carolina corporation (“Creekside”) (the “Creekside Acquisition”) for $16,937,996 in cash. The acquisition allows UHG to further expand its presence in the coastal region of South Carolina, particularly in the Myrtle Beach, SC area. The Company has not yet completed its evaluation and determination of consideration paid and certain assets and liabilities acquired in accordance with ASC 805, Business Combinations.

On January 26, 2024, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement. As a result of this amendment the Company established a process for the joinder of additional subsidiary borrowers of the Company, and Rosewood was joined, jointly and severally with the Company and GSH as a borrower to the Syndicated Line.

In February 2024 the Compensation Committee (the “Committee”) of the Board of Directors of the Company (the “Board”) approved various equity awards in the form of Performance-Based Restricted Stock Units (“PSU”), RSUs and stock options for various employees and a consultant of the Company. The Committee granted a total of 478,000 PSUs and 1,434,000 stock options to various employees, and 50,000 stock options to a consultant of the Company. The PSUs will vest upon the date, if any, during the period through March 30, 2028, that the volume weighted average price (“VWAP”) of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $18. The stock options will vest ratably over four years, other than the stock options issued to the consultant, the vesting of which is contingent upon the occurrence of a specified event. The Committee also granted 51,700 RSUs to various employees, which RSUs will vest ratably over four years. Vesting of each of the foregoing awards is generally subject to the recipient’s continued service to the Company through the vesting date. In addition, the Board approved equity awards for the Company’s non-management directors, consisting of (i) a total of 272,000 stock options, which will vest ratably over three years, subject to potential accelerated vesting on the date, if any, that the VWAP of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $12, and (ii) a total of 14,000 RSUs, which immediately vested, issuable to those directors that serve as chairpersons of Board committees. All awards were granted under the 2023 Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

UHG maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Exchange Act Rules 13a-15(e) and 15d-15(e), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as UHG’s are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of UHG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that as of December 31, 2023, UHG did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, management has concluded that, notwithstanding the material weaknesses described below, the Consolidated Financial Statements included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management including its CEO and CFO, UHG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, management concluded that UHG’s internal controls over financial reporting were not effective because of the material weaknesses discussed below.

This annual Report on Form 10-K does not include an attestation report of internal controls from UHG’s independent registered public accounting firm due to UHG’s status as an emerging growth company under the JOBS Act.

UHG has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. UHG identified material weaknesses in its internal controls in the following areas: ineffective tax review controls; lack of second level reviews in business processes; lack of formal control review and documentation required by COSO principles; ineffective Information Technology General Controls (“ITGCs”) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. None of these deficiencies resulted in a material misstatement to UHG’s annual or interim Consolidated Financial Statements for the year ended December 31, 2023.

Management’s Remediation Measures

Other than the material weakness related to ineffective tax review controls, the aforementioned material weaknesses were identified in 2022. While the Company has improved its organizational capabilities and remediated five of the material weaknesses during 2023, four material weaknesses remain un-remediated as of December 31, 2023, including the material weakness identified in 2023 related to tax review controls failing to properly identify and account for certain deferred tax assets and liabilities and related tax expense due to certain complex or nonrecurring transactions. The Company’s remediation efforts will continue to take place. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management has taken a number of remediation actions during the year ended December 31, 2023, and are continuing its actions. Remediation actions taken during the year are outlined below.

As mentioned above, the Company concluded that five of the previously identified material weaknesses have been remediated. Remediation steps taken by UHG include the following:

•implemented an appropriate evaluation of accounting policies and complex accounting transactions in accordance with U.S. GAAP, including recording revenues and cost of sales in accordance with ASC 606;
•implemented controls to ensure appropriate identification, review, documentation, and reporting of related party transactions;
•implemented controls to ensure an appropriate recordation of certain expenses and payables, which includes recording in prior periods;
•designed and implemented appropriate segregation of duties; and
•performed an appropriate review of multiple key controls against COSO principles.

UHG is also currently implementing additional measures which include:

•review and enhancement of IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties;
•continued realignment of existing personnel and the addition of both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting;
•implement a more thorough second level review process over the tax provision.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in UHG’s internal control over financial reporting (as defined by Rules 13a015(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 will be set forth in UHG’s definitive proxy statement relating to the 2024 annual meeting of stockholders (the “2024 Proxy Statement”), which will be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 11. Executive Compensation

The information called for by Item 11 will be set forth in the 2024 Proxy Statement and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 will be set forth in the 2024 Proxy Statement and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be set forth in the 2024 Proxy Statement and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 14. Principal Accountant Fees and Services

The information called for by Item 14 will be set forth in the 2024 Proxy Statement and is incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit	Description

2.1**
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
4.1
Warrant Agreement, dated January 25, 2021, by and between American Stock Transfer & Trust Company and DiamondHead Holdings Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2021)

4.2
Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Conversant Opportunity Master Fund LP (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

4.3
Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Dendur Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

4.4*	Description of securities
10.1
Form of Subscription Agreement, by and between DiamondHead Holdings Corp. and the investors party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on January 15, 2021)

10.2
Letter Agreement, dated January 25, 2021, by and between DiamondHead Holdings Corp. and its executive officers, its directors, and DHP SPAC-II Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2021)

10.3
Private Placement Warrants Purchase Agreement, dated January 25, 2021, by and between DiamondHead Holdings Corp. and DHP SPAC-II Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2021)

10.4
Form of Indemnity Agreement by and between DiamondHead Holdings Corp. and certain of its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2021)

10.5
Convertible Promissory Note Purchase Agreement, dated March 21, 2023, by and between the Company and the investors identified on the signature page thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.6
Amended and Restated Registration Rights Agreement, dated March 30, 2023, by and between the Company and parties identified on the signature page thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.7
Form of Share Issuance and Lock-Up Agreement, by and between DiamondHead Holdings Corp. and the investor identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2023)

10.8
Form of Subscription Agreement, by and between DiamondHead Holdings Corp. and the investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2023)

10.9
Share Subscription Agreement, dated March 30, 2023, by and between the Company and Conversant Opportunity Master Fund LP (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.10
Share Subscription Agreement, dated March 30, 2023, by and between the Company and Hazelview Securities Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.11
Share Subscription Agreement, dated March 30, 2023, by and between the Company and Dendur Master Fund Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.12
Share Subscription Agreement, dated March 30, 2023, by and between the Company and Jasper Lake Ventures One LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.13
Form of Indemnification Agreement by and between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.14†	United Homes Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)
10.15†	Employment Agreement, dated March 30, 2023, by and between the Company and Michael Nieri (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 5, 2023)
10.16†
Employment Agreement, dated July 17, 2023, by and between the Company and John G. Micenko Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023)

10.17*†	Employment Agreement, dated March 30, 2023, by and between the Company and Tom O’Grady
10.18†	Form of Time-Based Stock Option Award and Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
10.19†	Form of Performance Stock Unit Award and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
10.20**
Second Amended and Restated Credit Agreement, dated as of August 10, 2023, among United Homes Group, Inc., Great Southern Homes, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2023)

10.21*
First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 22, 2023, among United Homes Group, Inc, Great Southern Homes, Inc, Wells Fargo Bank, National Association, and the lenders party thereto

10.22**
Second Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of January 26, 2024, among United Homes Group, Inc., Great Southern Homes, Inc., Rosewood Communities, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

21.1*	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1*†	Executive Officer Compensation Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________

*	Filed or furnished herewith.
**
Certain of the exhibits and schedules to the Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
Certain instruments defining rights of holders of long-term debt of the company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Upon request, the company agrees to furnish to the SEC copies of such instruments.
Item 16. Form 10-K Summary

None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: March 15, 2024

United Homes Group, Inc.

By:	/s/ Keith Feldman
Name:	Keith Feldman
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 15, 2024

Signature	Title	Date

/s/ Michael Nieri	Chairman of the Board, Chief Executive Officer, and Director	March 15, 2024
Michael Nieri	(Principal Executive Officer)

/s/ Keith Feldman	Chief Financial Officer	March 15, 2024
Keith Feldman	(Principal Financial and Accounting Officer)

/s/ Tom O’Grady	Director	March 15, 2024
Tom O’Grady

/s/ David Hamamoto	Director	March 15, 2024
David Hamamoto

/s/ Eric S. Bland	Director	March 15, 2024
Eric S. Bland

/s/ James P. Clements	Director	March 15, 2024
James P. Clements

/s/ Robert Dozier	Director	March 15, 2024
Robert Dozier

/s/ Jason Enoch	Director	March 15, 2024
Jason Enoch

/s/ Nikki R. Haley	Director	March 15, 2024
Nikki R. Haley

/s/ Alan Levine	Director	March 15, 2024
Alan Levine

/s/ Michael Bayles	Director	March 15, 2024
Michael Bayles

/s/ Robert Grove	Director	March 15, 2024
Robert Grove