Form 10-Q
period 2024-03-31
United Homes Group, Inc.
filed 2024-05-10
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
(844) 766-4663
(Registrant’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Shares, par value $0.0001 per share	UHG	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one Class A Common Share, each at an exercise price of $11.50 per share	UHGWW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, 11,397,589 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$28,650,147	$56,671,471
Accounts receivable, net	784,723	1,661,206
Inventories:
Homes under construction and finished homes	150,387,674	147,582,130
Developed lots and land under development	20,209,347	35,227,572
Real estate inventory not owned	17,819,132	—
Due from related party	77,318	88,000
Related party note receivable	591,171	610,189
Lot purchase agreement deposits	38,736,582	33,015,812
Investment in joint venture	1,692,126	1,430,177
Property and equipment, net	1,052,014	1,073,961
Operating right-of-use assets	5,044,452	5,411,192
Deferred tax asset	3,662,013	2,405,417
Prepaid expenses and other assets	9,227,601	7,763,565
Goodwill	9,279,676	5,706,636
Total Assets	$287,213,976	$298,647,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$20,122,735	$38,680,764
Homebuilding debt and other affiliate debt	73,982,388	80,451,429
Liabilities from real estate inventory not owned	14,078,495	—
Operating lease liabilities	5,349,033	5,565,320
Other accrued expenses and liabilities	7,488,235	8,353,824
Income tax payable	1,165,538	1,128,804
Derivative liabilities	101,228,477	127,610,943
Convertible note payable	68,526,995	68,038,780
Total Liabilities	291,941,896	329,829,864

Commitments and contingencies (Note 12)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 11,397,589 and 11,382,282 shares issued and outstanding on March 31, 2024, and December 31, 2023, respectively.	1,139	1,138
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on March 31, 2024, and December 31, 2023, respectively.	3,697	3,697
Additional paid-in capital	4,310,884	2,794,493
Accumulated deficit	(9,043,640)	(33,981,864)
Total Stockholders' equity	(4,727,920)	(31,182,536)
Total Liabilities and Stockholders' equity	$287,213,976	$298,647,328
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue, net of sales discounts	$100,838,245	$94,826,702
Cost of sales	84,744,198	78,048,929
Gross profit	16,094,047	16,777,773

Selling, general and administrative expense	17,054,499	16,687,401
Net (loss) income from operations	(960,452)	90,372

Other (expense) income, net	(1,962,845)	202,715
Equity in net earnings from investment in joint venture	318,299	245,808
Change in fair value of derivative liabilities	26,379,710	(207,064,488)
Income (loss) before taxes	23,774,712	(206,525,593)
Income tax benefit	(1,163,512)	(2,021,265)
Net income (loss)	$24,938,224	$(204,504,328)

Basic and diluted earnings (loss) per share
Basic	$0.52	$(5.44)
Diluted	$0.44	$(5.44)

Basic and diluted weighted-average number of shares (1)
Basic	48,362,589	37,575,074
Diluted	63,111,404	37,575,074
______________________________
(1)Retroactively restated for the three months ended March 31, 2023 for the Reverse Recapitalization as a result of the Business Combination as described in Note 1.
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(1)
(Unaudited)

	Common stock				Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	11,382,282	$1,138	36,973,876	$3,697	$2,794,493	$(33,981,864)	$(31,182,536)
Exercise of employee stock options	1,307	—	—	—	6,427	—	6,427
Stock-based compensation expense	—	—	—	—	1,509,965	—	1,509,965
Issuance of shares related to restricted stock units	14,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	24,938,224	24,938,224
Balance as of March 31, 2024	11,397,589	$1,139	36,973,876	$3,697	$4,310,884	$(9,043,640)	$(4,727,920)

	Common stock				Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022(1)	373,471	$37	36,973,876	$3,697	$1,422,630	$57,577,672	$59,004,036
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(4,193,093)	(4,193,093)
Stock-based compensation expense	—	—	—	—	51,079	—	51,079
Forfeiture of private placement warrants	—	—	—	—	890,001	—	890,001
Issuance of common stock upon the reverse recapitalization, net of transaction costs	8,492,528	850	—	—	17,869,735	—	17,870,585
Issuance of common stock related to PIPE Investment	1,333,962	133	—	—	9,501,782	—	9,501,915
Issuance of common stock related to lock-up agreement	421,009	42	—	—	4,194	—	4,236
Recognition of derivative liability related to earnout	—	—	—	—	(242,211,404)	—	(242,211,404)
Recognition of derivative liability related equity incentive plan	—	—	—	—	(1,189,685)	—	(1,189,685)
Earnout stock-based compensation expense for UHG employee options	—	—	—	—	4,448,077	—	4,448,077
Transaction costs related to reverse recapitalization	—	—	—	—	(2,932,426)	—	(2,932,426)
Reclassification of negative APIC related to the reverse recapitalization	—	—	—	—	212,146,017	(212,146,017)	—
Net loss	—	—	—	—	—	(204,504,328)	(204,504,328)
Balance as of March 31, 2023	10,620,970	$1,062	36,973,876	$3,697	$—	$(363,265,766)	$(363,261,007)

______________________________
(1)The shares of the Company’s common stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 373.47:1 (“Exchange Ratio”) established in the Business Combination.
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$24,938,224	$(204,504,328)
Adjustments to reconcile net income to net cash flows from operating activities:
Credit (benefit) loss	(21,030)	85,502
Investment earnings in joint venture	(318,299)	(245,808)
Depreciation expense	50,565	93,942
Loss (gain) on disposal of property and equipment	20,000	(56,543)
Amortization of intangible assets	86,782	—
Amortization of deferred financing costs	314,082	120,988
Amortization of discount on convertible notes	488,215	—
Amortization of discount on private investor debt	55,719	—
Stock compensation expense	1,509,965	4,499,156
Amortization of operating lease right-of-use assets	414,580	204,138
Change in fair value of contingent earnout liability	(26,439,827)	203,418,892
Change in fair value of warrant liabilities	145,242	2,723,333
Change in fair value of equity incentive plan	(85,125)	922,263
Change in fair value of contingent consideration	(875,000)	—
Deferred tax asset	(1,256,596)	(2,021,265)
Net change in operating assets and liabilities:
Accounts receivable	897,513	197,768
Related party receivable	10,682	1,251,423
Inventories	4,871,665	30,062,060
Lot purchase agreement deposits	(2,665,270)	(1,787,241)
Prepaid expenses and other assets	(1,042,911)	(10,027)
Accounts payable	(18,835,126)	(11,443,196)
Operating lease liabilities	(264,128)	(204,138)
Income tax payable	93,084	—
Due to related parties	—	59,825
Other accrued expenses and liabilities	9,411	(314,908)
Net cash flows (used in) provided by operating activities	(17,897,583)	23,051,836
Cash flows from investing activities:
Purchases of property and equipment	(28,618)	(59,229)
Proceeds from the sale of property and equipment	—	66,100
Payments on business acquisitions	(12,742,895)	—
Proceeds from notes receivable	19,018	—
Net cash flows (used in) provided by investing activities	(12,752,495)	6,871
Cash flows from financing activities:
Proceeds from homebuilding debt	24,000,000	40,000,000
Repayments of homebuilding debt	(33,739,810)	(40,579,214)
Proceeds from sale of real estate not owned	14,163,558	—
Repayments on private investor loans	(1,335,000)	—
Payment of deferred financing costs	(463,665)	(469,585)

Proceeds from exercise of employee stock options	3,671	—
Proceeds from other affiliate debt	—	136,773
Distributions and net transfer to shareholders and other affiliates	—	(17,896,302)
Proceeds from convertible note, net of transaction costs	—	71,500,000
Proceeds from PIPE investment and lock up	—	4,720,427
Proceeds from Business Combination, net of SPAC transaction costs	—	30,336,068
Payment of transaction costs	—	(12,134,293)
Net cash flows provided by financing activities	2,628,754	75,613,874

Net change in cash and cash equivalents	(28,021,324)	98,672,581
Cash and cash equivalents, beginning of year	56,671,471	12,238,835
Cash and cash equivalents, end of year	$28,650,147	$110,911,416
Supplemental cash flow information:

Cash paid for interest	$5,677,165	$2,315,023

Non-cash investing and financing activities:
Termination of existing lease	81,666	—
Noncash exercise of employee stock options	2,756	—
Settlement of RSUs	1	—
Promissory note issued for sale of property and equipment	—	665,020
Settlement of co-obligor debt to affiliates	—	8,340,545
Release of guarantor from GSH to shareholder	—	2,841,034
Noncash distribution to owners of Other Affiliates	—	12,671,122
Earnest money receivable from Other Affiliates	—	2,521,626
Recognition of previously capitalized deferred transaction costs	—	2,932,426
Modification to existing lease	—	40,078
Recognition of derivative liability related to earnout	—	242,211,404
Recognition of derivative liability related to equity incentive plan	—	1,189,685
Recognition of warrant liability upon Business Combination	—	1,531,000
Forfeiture of private placement warrants upon Business Combination	—	(890,001)
Issuance of common stock upon the reverse recapitalization	—	39,933,707
Recognition of deferred tax asset upon Business Combination	—	1,870,310
Recognition of income tax payable upon Business Combination	—	701,871
Recognition of assumed assets and liabilities upon Business Combination, net	—	3,588,110
Total non-cash financing activities	$84,423	$320,147,937
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

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

Prior to the Closing Date, Legacy UHG’s historical financial records, including the historical financial position, results of operations, and cash flows of Legacy UHG were prepared on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Statements of Changes in Stockholders’ Equity were adjusted for the retroactive application of the reverse recapitalization using the Exchange Ratio. After March 30, 2023, no carve-out amounts were included in UHG’s financial statements.

Periods prior to the Business Combination

Prior to the Business Combination until the Closing Date, Legacy UHG had historically transacted with affiliates that were owned by the shareholders of GSH. Legacy UHG has categorized the various affiliates based on the nature of the transactions with Legacy UHG and their primary operations. The categories are as follows:

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

All assets, liabilities, revenues, and expenses directly associated with the activity of Legacy UHG are included in these financial statements. In addition, a portion of Legacy UHG’s corporate expenses including stock-based compensation were allocated to Legacy UHG based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional cost of sales or employee headcount, as applicable. The corporate expense allocations include the cost of corporate functions and resources provided by or administered by GSH including, predominately, costs associated with executive management, finance, accounting, legal, human resources, and costs associated with operating GSH’s office buildings. The corporate expense allocation requires significant judgment and management believes the basis on which the corporate expenses have been allocated reasonably reflects the utilization of services provided to Legacy UHG during the periods presented.

In addition, all significant transactions between Legacy UHG and GSH have been included in these financial statements. The aggregated net effect of transactions between Legacy UHG and GSH are settled within Retained Earnings/ (Accumulated Deficit) on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Stockholders’ Equity as they were not expected to be settled in cash. These amounts were reflected in the Statements of Cash Flows within Distributions and net transfer to shareholders and other affiliates and, when transactions were historically not settled in cash, in Non-cash financing activities.

The results reported in these financial statements would not be indicative of Legacy UHG’s future performance, primarily because prior to the Business Combination, the lots developed by affiliates were not transferred to the homebuilding operations of GSH at a market rate. As such, these results do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as an independent company during all the periods presented.

Note 2 - Summary of significant accounting policies

Unaudited Interim Condensed Consolidated Financial Statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, notes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the note disclosures from the annual financial statements. Other than policies noted below in this Note, there have been no significant changes to the significant accounting policies disclosed since the Company’s previous annual financial statements. The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results to be expected for the year ended December 31, 2024, any other interim periods, or any future year or period.

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

Use of Estimates – The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates the estimates used to prepare the Condensed Consolidated Financial Statements and updates those estimates as necessary. In general, UHG’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.

Inventories and Cost of Sales – The carrying value of inventory is stated at cost unless events and circumstances indicate the carrying value may not be recoverable. Inventory consists of land under development, developed lots, real estate inventories not owned, homes under construction, and finished homes.
–Land under development - On a limited basis, the Company acquires raw parcels of land already zoned for its intended use to develop into finished lots, and includes land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes. As of March 31, 2024 and December 31, 2023, the amount of land under development was $3,668,423 and $8,846,666, respectively, which is included in Developed lots and land under construction on the Condensed Consolidated Balance Sheets
–Developed lots - This inventory consists of land that has been developed for or acquired by the Company and where vertical construction is imminent. Developed lot costs are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot. As of March 31, 2024 and December 31, 2023, the amount of developed lots included in inventory was $16,540,924 and $26,380,906, respectively. Developed lots purchased at fair value from third parties and related parties was $13,111,593 and $22,046,804 as of March 31, 2024 and December 31, 2023, respectively, which is included in Developed lots and land under construction on the Condensed Consolidated Balance Sheets.
–Real estate inventory not owned - In 2024, the Company entered into a land banking arrangement which resulted in the Company selling certain finished lots it owns to a land banker and simultaneously entering into option agreements to repurchase those finished lots. In accordance with ASC 606, Revenue from contracts with customers, these transactions are considered a financing arrangement rather than a sale because of the Company's options to repurchase these finished lots at a higher price. As of March 31, 2024, $17,819,132 was recorded to Real estate inventory not owned, with a corresponding amount of approximately $14,078,495 recorded to

Liabilities from real estate inventory not owned on the Condensed Consolidated Balance Sheets. The amounts recognized as Liabilities from real estate inventory not owned represent the net cash received from the land banking arrangement, consistent with ASC 606. The Liabilities from real estate inventory not owned are excluded from the Company's debt covenant calculations.
–Homes under construction - At the time construction of the home begins, developed lots are transferred to homes under construction within inventory. This inventory represents costs associated with active homebuilding activities which include, predominately, field labor, materials and overhead costs related to home construction, capitalized interest, real estate taxes and land option fees. As of March 31, 2024 and December 31, 2023, the amount of inventory related to homes under construction included in homes under construction and finished homes was $107,586,474 and $125,623,133, respectively.

–Finished homes - This inventory represents completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes including associated selling, general, and administrative costs are expensed as incurred. As of March 31, 2024 and December 31, 2023, the amount of inventory related to finished homes included in homes under construction and finished homes was $42,801,200 and $21,958,997, respectively.

Intangible Assets - Intangible assets are recorded within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets, and consists of the estimated fair value of tradenames, architectural designs, and noncompete agreements acquired in connection with acquisitions. The identified finite-lived intangible assets are amortized over their respective estimated useful lives. Amortization expense associated with intangible assets is recorded to Selling, general and administrative expense in the Consolidated Statement of Operations. The estimated useful life of each asset group is summarized below:

Asset Group	Estimated Useful Lives
Tradenames	7 years
Architectural Designs	3 to 7 years
Non-compete Agreement	2 years

Unconsolidated Variable Interest Entities - Pursuant to ASC 810, Consolidation, and subtopics related to the consolidation of variable interest entities (“VIEs”), management analyzes the Company’s investments and transactions under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.

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

Additionally, the Company enters into lot option purchase agreements with the related party discussed above, other related parties and third parties to procure land or lots for the construction of homes. Under these contracts, the Company funds a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time. Under the terms of the option purchase contracts, the option deposits are not refundable. Management determined it holds a variable interest through its potential to absorb some of the related parties’ and third parties’ first dollar risk of loss by placing a non-refundable deposit.

Management determined that these related and third parties are VIEs, however, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the VIEs’ most significant activities related to land development. Accordingly, the Company does not consolidate these VIEs. As of March 31, 2024 and December 31, 2023 the Company recognized $77,318 and $88,000, respectively, of assets related to the shared services agreement included within Due from related party on the Condensed Consolidated Balance Sheets, and $38,736,582 and $33,015,812, respectively, of assets related to lot purchase agreements included within Lot purchase agreement deposits on the Condensed Consolidated Balance Sheets. The Company determined these amounts to be the maximum exposure to loss due to involvement with the VIEs as the Company does not provide any financial guarantees or support to these related or third parties.

As discussed above, the Company has entered into a land banking arrangement with a separate third-party to transfer developed lots to the third-party while retaining the right to repurchase the lots through option agreements. Under the terms of these option agreements, the Company obtains the right, but not the obligation, to repurchase the lots over a specified period of time at pre-determined prices. Consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Condensed Consolidated Balance Sheets as the arrangement is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option agreements to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. Management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Condensed Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development. The maximum exposure to loss with respect to the land banking arrangement is limited to the value of the Real estate inventory not owned not financed by the land banker, which was $3,740,637 as of March 31, 2024.

Stock-based Compensation – The Company recognizes stock-based compensation expense within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for certain stock-based payment arrangements, which include stock options, restricted share units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock warrants.

In accordance with ASC 718, Compensation - Stock Compensation, stock-based compensation expense for all stock-based payment awards is based on the grant date fair value. For any awards that do not contain a market condition, the Company estimates fair value using a Black-Scholes option pricing model. For any awards that contain a market condition, the Company estimates fair value using a Monte Carlo simulation model. The grant date fair value of RSUs is the closing price of UHG’s common stock on the date of the grant. See Note 14 - Stock-based compensation for further details.

The Company recognizes expense for stock-based payment awards based on their varying vesting conditions as follows:

–Awards with service-based vesting conditions only - Expense is recognized on a straight-line basis over the requisite service period of the award.
–Awards with performance-based vesting conditions - Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis until the probability of achieving the performance-based condition changes, if applicable.
–Awards with graded vesting conditions and market or performance conditions - Expense is recognized using the graded vesting method over the requisite service period of the award.
–Awards with no service or performance based vesting conditions - Expense is recognized immediately upon the grant date of the award.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606. For the three months ended March 31, 2024 and 2023, revenue recognized at a point in time from production home closings totaled $100,326,728 and $92,389,410, respectively, and for the three months ended March 31, 2024 and 2023, revenue recognized over time from construction activities on land owned by customers totaled $511,517 and $2,437,292, respectively.

Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, the Company incurred $732,366 and $490,980, respectively, in advertising and marketing costs.

Recently Issued Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Condensed Consolidated Financial Statements and related disclosures.
Note 3 - Segment reporting

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

The CODM reviews the results of operations, including total revenue and pretax income to assess profitability and allocate resources. The following tables summarize revenues and pre-tax income by segment for the three months ended March 31, 2024, and 2023 as well as total assets by segment as of March 31, 2024 and December 31, 2023, with reconciliations to the amounts reported for the consolidated Company, where applicable:

	Three Months Ended March 31,
	2024	2023
Revenues (1):
South Carolina	$97,862,065	$94,826,702
Other	3,294,479	245,808
Total segment revenues	101,156,544	95,072,510
Reconciling items from equity method investments	(318,299)	(245,808)
Consolidated revenues	$100,838,245	$94,826,702

	Three Months Ended March 31,
	2024	2023
Income before taxes:
South Carolina	$7,318,965	$4,741,164
Other	(109,738)	245,808
Total segment income before taxes	7,209,227	4,986,972
Corporate reconciling items (2):
Unallocated corporate overhead	(4,163,527)	—
Stock-based compensation expense	(1,509,964)	(4,448,077)
Corporate investment income	87,640	—
Corporate interest expense	(4,228,374)	—
Change in fair value of derivative liabilities	26,379,710	(207,064,488)
Consolidated income (loss) before taxes	$23,774,712	$(206,525,593)

	As of March 31, 2024	As of December 31, 2023	As of March 31, 2024	As of December 31, 2023
	Assets		Goodwill(3)
South Carolina	$248,242,574	$255,633,338	$8,779,676	$5,206,636
Other	19,441,186	16,985,564	500,000	500,000
Total segment assets	267,683,760	272,618,902	9,279,676	5,706,636
Corporate reconciling items (2):
Cash and cash equivalents	6,580,611	13,958,645	—	—
Deferred tax asset	4,451,690	3,568,601	—	—
Operating lease right-of-use assets	4,623,058	4,907,617	—	—
Capitalized interest (4)	1,193,288	1,933,447	—	—
Prepaid expenses and other assets	2,570,973	1,547,267	—	—
Other	110,596	112,849	—	—
Consolidated assets	$287,213,976	$298,647,328	$9,279,676	$5,706,636
___________________________
(1)The Company’s revenue includes revenue recognized at a point in time from production home closings, as well as revenue recognized over time from construction activities on land owned by customers. For the three months ended March 31, 2024 substantially all point in time revenue and over time revenue was recognized at the South Carolina segment. For the three months ended March 31, 2023, all point in time and over time revenue was recognized at the South Carolina segment.
(2)The corporate reconciling items included prior to consolidated income before taxes include unallocated corporate overhead (which includes all management incentive compensation), stock-based compensation expense, corporate interest income and expense, changes in fair value of derivative liabilities, and other corporate level items. Similarly, reconciling items included prior to consolidated assets include corporate cash and cash equivalents, deferred tax assets attributable to the corporate entity, and operating lease right-of-use assets. The Company’s overhead functions, such as accounting, treasury, and human resources, are centrally performed and the costs and related assets are not allocated to the Company’s operating segments. Corporate interest expense primarily consists of interest charges on the Convertible notes. Prior to the merger with DHHC, Legacy UHG did not have a corporate function and therefore did not maintain any corporate level accounts. Following the merger, the Company has implemented a corporate level accounting function, resulting in the need for certain reconciling adjustments which did not exist prior to the Business Combination.
(3)In 2024, the company acquired selected assets of Creekside Custom Homes, LLC, which resulted in the acquisition of goodwill. See Note 4 - Business acquisitions for further details.
(4)Capitalized interest represents unallocated capitalized interest associated with the Company’s Convertible note payable, which was entered into in 2023. See Note 13 - Convertible note payable for further details.

Note 4 - Business acquisitions

Creekside

On January 26, 2024, the Company completed the acquisition of selected assets of Creekside Custom Homes, LLC, a South Carolina corporation (“Creekside”) (the “Creekside Acquisition”) for $12,742,895 in cash. The acquisition allows UHG to further expand its presence in the coastal region of South Carolina, particularly in the Myrtle Beach, South Carolina area.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations under the acquisition method, and the results of operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition. The purchase price for the acquisition was allocated based on estimated fair value of the acquired assets and assumed liabilities as of January 26, 2024. The amounts for intangible assets were based on third-party valuations performed. The Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $3,573,040 (all of which is tax deductible). The goodwill arising from the acquisition consists largely of the expected synergies from expanding the Company’s market presence in South Carolina and the experience and reputation of the acquired management team.

For the three months ended March 31, 2024, the Company recorded Revenue and Net income of $3,873,578 and $292,697, respectively, related to Creekside operations. Transaction costs of $390,142 related to this transaction were expensed as incurred within the Selling, general and administrative expense line item in the Condensed Consolidated Statement of Operations.

The purchase price allocation is preliminary and subject to change during its measurement period. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets, and (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, such as inventory, which could also impact goodwill during the measurement period. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired.

The purchase price allocation as of March 31, 2024 is as follows:

Purchase Price Allocation
Inventories	$10,478,116
Lot purchase agreement deposits	3,055,500
Property and equipment, net	20,000
Intangible assets	442,000
Goodwill	3,573,040
Liabilities	(4,825,761)
Total purchase price	$12,742,895

Herring Homes

On August 18, 2023, the Company completed the acquisition of selected assets of Herring Homes, LLC (“Herring Homes”), a North Carolina homebuilder, for a purchase price of $2,166,516 in cash. The acquisition allows the Company to expand its presence into the Raleigh, North Carolina market.

The acquisition was accounted for as a business combination under ASC 805 under the acquisition method, and the results of operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition. The purchase price for the acquisition was allocated based on estimated fair value of the assets and liabilities as of August 18, 2023. The Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $500,000. The goodwill arising from the acquisition consists largely of the expected synergies from establishing a market presence in Raleigh and the experience and reputation of the acquired management team. The remaining basis of $1,666,516 is primarily comprised of the fair value of the acquired developed lots and lot purchase agreement deposits with limited other assets and liabilities. Transaction costs were not material and were expensed as incurred.

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

The acquisition was accounted for as a business combination under ASC 805 under the acquisition method, and the results of operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition. The purchase price for the acquisition was allocated based on estimated fair value of the assets and liabilities as of October 25, 2023. The amounts for intangible assets were based on third-party valuations performed. The Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $5,206,636 (all of which is tax deductible). The goodwill arising from the acquisition consists largely of the expected synergies from expanding the Company’s market presence in South Carolina and the experience and reputation of the acquired management team.

Transaction costs of $515,282 related to this transaction were expensed as incurred within the Selling, general and administrative expense line item in the Condensed Consolidated Statement of Operations.

The final purchase price allocation is as follows:

Purchase Price Allocation
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

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the Creekside acquisition had occurred on January 1, 2023. The disclosure of Rosewood is included for comparative purposes and reflects revenue and net income balances as if the acquisition closed on January 1, 2022. Unaudited pro forma net income adjusts the operating results of the stated acquisitions to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the inventory step-up and transaction costs. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
Unaudited Pro Forma	2024	2023
Total Revenue	$102,137,350	$113,936,596
Net Income (Loss)	$25,598,960	$(203,761,722)

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

The Convertible note payable is presented on the Condensed Consolidated Balance Sheet at its amortized cost and not at fair value. As of March 31, 2024, the fair value of the convertible note is $131,600,000. See Note 13 - Convertible note payable for further details on how the fair value was estimated.

All other financial instruments except for Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability, Contingent consideration, and Convertible note payable are classified within Level 1 or Level 2 of the fair value hierarchy because the Company values these instruments either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The estimated fair value of the Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability, Contingent consideration and Convertible note payable is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 16 - Warrant liability, Note 15 - Earnout shares, Note 14 - Stock-based compensation, and Note 13 - Convertible note payable respectively.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation.

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$89,126,935	$89,126,935
Derivative private placement warrant liability	—	—	3,322,663	3,322,663
Derivative public warrant liability	8,452,500	—	—	8,452,500
Derivative stock option liability	—	—	326,379	326,379
Total derivative liability	8,452,500	—	92,775,977	101,228,477
Contingent consideration	—	—	1,013,000	1,013,000
Total fair value	$8,452,500	$—	$93,788,977	$102,241,477

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$115,566,762	$115,566,762
Derivative private placement warrant liability	—	—	3,292,996	3,292,996
Derivative public warrant liability	8,336,925	—	—	8,336,925
Derivative stock option liability	—	—	414,260	414,260
Total derivative liability	8,336,925	—	119,274,018	127,610,943
Contingent consideration	—	—	1,888,000	1,888,000
Total fair value	$8,336,925	$—	$121,162,018	$129,498,943

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the three month period ended March 31, 2024 and the year ended December 31, 2023.

The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis:

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Contingent consideration
Liability at January 1, 2024	$115,566,762	$3,292,996	$414,260	$1,888,000
Exercise of liability awards	—	—	(2,756)	—
Change in fair value	(26,439,827)	29,667	(85,125)	(875,000)
Liability at March 31, 2024	$89,126,935	$3,322,663	$326,379	$1,013,000

Note 6 - Capitalized interest

The Company accrues interest on the Company’s Homebuilding debt. That debt is used to finance homebuilding operations (see Note 8 - Homebuilding debt and other affiliate debt) and the associated interest is capitalized during active development of the home and included within inventory for Homes under construction and finished homes. Capitalized interest is expensed to Cost of sales upon the sale of the home. The Company also accrued interest on the Company’s Convertible note payable. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense within Other (expense) income, net in the period incurred (see Note 13 - Convertible note payable). Capitalized interest activity is summarized in the table below for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Capitalized interest at January 1:	$3,026,083	$1,250,460
Interest incurred	5,169,779	2,237,900
Interest expensed:
Included in cost of sales	(3,513,019)	(2,386,832)
Directly to interest expense	(2,142,192)	—
Capitalized interest at March 31:	$2,540,651	$1,101,528

Note 7 - Property and equipment

Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

Asset Group	March 31, 2024	December 31, 2023
Buildings	$170,867	$170,867
Furniture and fixtures	507,972	507,972
Land	63,000	63,000
Leasehold improvements	96,667	81,605
Machinery and equipment	146,822	146,822
Office equipment	50,337	36,780
Vehicles	563,455	563,455
Total Property and equipment	$1,599,120	$1,570,501
Less: Accumulated depreciation	(547,106)	(496,540)
Property and equipment, net	$1,052,014	$1,073,961

Depreciation expense, included within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations was $50,565 and $93,942 for the three months ended March 31, 2024 and 2023, respectively.

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

A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG (“Other Affiliates’ debt”). During the three months ended March 31, 2024 and 2023, Other Affiliates borrowed zero and $136,773, respectively. These amounts are recorded on the Condensed Consolidated Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination. As a result there is no remaining debt balance associated with Other Affiliates as of March 31, 2023. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.

The advances from the revolving construction lines, reflected as Homebuilding debt - Wells Fargo Syndication, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of March 31, 2024 and December 31, 2023.

The following table and descriptions summarize the Company’s debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Homebuilding Debt - Other	Private Investor Debt	Total
Wells Fargo Bank	8.57%	$18,740,639	$—	$—	$18,740,639
Regions Bank	8.57%	15,857,465	—	—	15,857,465
Flagstar Bank	8.57%	14,415,877	—	—	14,415,877
United Bank	8.57%	11,532,701	—	—	11,532,701
Third Coast Bank	8.57%	8,649,526	—	—	8,649,526
Other Notes Payable		—	2,216,853	2,569,327	4,786,180
Total debt on contracts		$69,196,208	$2,216,853	$2,569,327	$73,982,388

	December 31, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Private Investor Debt	Total
Wells Fargo Bank	8.13%	$20,907,306	$—	$20,907,306
Regions Bank	8.13%	17,690,798	—	17,690,798
Flagstar Bank	8.13%	16,082,543	—	16,082,543
United Bank	8.13%	12,866,035	—	12,866,035
Third Coast Bank	8.13%	9,649,526	—	9,649,526
Other Notes Payable		—	3,255,221	3,255,221
Total debt on contracts		$77,196,208	$3,255,221	$80,451,429

Homebuilding Debt - Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line was a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that could be exercised upon approval from Wells Fargo. The Syndicated Line also included a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated (“First Amendment”) on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation) and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 (“Second Amendment Date”). As a result of the Second Amendment, UHG became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition, Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. An additional amendment (“Third Amendment”) was entered into on December 22, 2023 (“Third Amendment Date”) and amended two financial covenants that are described below. On January 26, 2024 (“Fourth Amendment Date”), the Company entered into a new amendment (“Fourth Amendment”). As a result of this amendment the Company established a process for the joinder of additional subsidiary borrowers of the Company, and Rosewood was joined, jointly and severally with the Company and GSH as a borrower to the Syndicated Line. No other significant terms of the arrangements were changed other than those relating to the financial covenants and interest rate terms described below.

The remaining availability to be drawn down on the Syndicated Line was $63,272,797 as of March 31, 2024 and $24,398,576 as of December 31, 2023. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $70 million, (ii) 25% of positive actual consolidated earnings earned in any fiscal quarter end, (iii) 100% of new equity contributed to the Company, (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, (c) a minimum debt service coverage ratio to be no less than 2.00 to 1.00 for any fiscal quarter, (d) a minimum liquidity amount of not less the greater of i) $30,000,000 or ii) an amount equal to 1.50x the trailing twelve month interest incurred, and (e) unrestricted cash of not less than 50% of the required liquidity at all times. The Company was in compliance with all debt covenants as of March 31, 2024 and December 31, 2023.

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

In connection with the amendments of the Syndicated Line, the Company incurred debt issuance costs, of which $378,602 is deferred and will be amortized over the remaining life of the Syndicated Line. The amendments are accounted for as modifications of an existing line of credit under ASC 470, Debt for any lenders that continue to participate in the Syndicated Line, therefore, any previously unamortized deferred costs related to those lenders continue to be amortized over the remaining life of the Syndicated Line. The Company expensed all remaining unamortized deferred costs for any lenders that no longer participate in the Syndicated Line as of the Second Amendment Date. The Company recognized $312,695 and $120,988 of amortized deferred financing costs within Other (expense) income, net for the three months ended March 31, 2024 and 2023, respectively. Outstanding deferred financing costs related to the Company’s Homebuilding debt were $3,036,276 and $2,970,369 as of March 31, 2024 and December 31, 2023, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the debt is a revolving arrangement.

Homebuilding Debt - Other

As a result of the Creekside acquisition, the Company assumed a series of construction loans with a financial institution. The loans have an interest rate of 8.25% and a maturity date of January 26, 2025. The outstanding balance of these arrangements was $2,216,853 as of March 31, 2024.

Private Investor Debt

The Company had other borrowings with private investors totaling $2,569,327 and $3,255,221 as of March 31, 2024 and December 31, 2023, respectively, which are comprised of other notes payable and mortgage loans acquired in the normal course of business. The other notes payable have maturities ranging up to two years. The effective interest rates on these notes range from 6.79% to 7.69%. The mortgage loans contain release fee arrangements with no interest rate that are to be repaid through January 26, 2027.

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

The below table summarizes Legacy UHG transactions with the Land Development Affiliates and Other Operating Affiliates for the three months ended March 31, 2023. There were no transactions with Land Development Affiliates and Other Operating Affiliates for the three months ended March 31, 2024.

	Three Months ended March 31, 2023
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

Sale-leaseback

In December 2022, Legacy UHG closed on 19 sale-leaseback transactions with related parties, whereby it is the lessee. The leases commenced on January 1, 2023. The Company is responsible for paying the operating expenses associated with the model homes while under lease. The rent expense associated with sale-leaseback agreements that mature in less than 12 months (and are excluded thus from the ROU asset and lease liability) is $91,700 and $68,625 for the three months ended March 31, 2024 and 2023, respectively.

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

Services agreement

The Company shares office spaces with a related party and certain employees of the Company provide services to the same related party. As such, the Company is allocating certain shared costs to the related party in line with a predetermined methodology based on headcount. During the three months ended March 31, 2024 and 2023, the Company allocated overhead costs to the related party in the amount of $35,619 and $185,812, respectively, and was charged for property maintenance services and consulting services in the amount of $103,057 and $59,825, respectively, by the same related party. The remaining balance outstanding as of March 31, 2024 and December 31, 2023 was a receivable of $77,318 and $88,000, respectively, and is presented within Due from related party on the Condensed Consolidated Balance Sheet.

General contracting
The Company has been engaged as a general contractor by several related parties. For the three months ended March 31, 2024 and 2023, Revenue of $252,834 and $292,394, respectively, and Cost of sales of $207,832 and $261,546, respectively, were recognized in the Condensed Consolidated Statement of Operations.
Other
The Company utilizes a related party vendor to perform certain civil engineering services. For the three months ended March 31, 2024 and 2023, expenses of zero and $35,529, respectively, were recognized in the Condensed Consolidated Statement of Operations.

Note 10 - Lot purchase agreement deposits

The Company’s strategy is to acquire developed lots through related parties and unrelated third party land developers pursuant to lot purchase agreements. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price over a specified period of time. Such agreements enable the Company to defer acquiring portions of properties owned by third parties until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings.

As of March 31, 2024 all interests in lot purchase agreements, including with related parties, are recorded within Lot purchase agreement deposits on the Condensed Consolidated Balance Sheet and presented in the table below. The following table provides a summary of the Company’s interest in lot purchase agreements as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Lot purchase agreement deposits	$38,736,582	$33,015,812
Remaining purchase price	286,472,386	231,333,171
Total contract value	$325,208,968	$264,348,983

Out of the lot purchase agreement deposits outstanding as of March 31, 2024 and December 31, 2023, $31,007,803 and $28,363,053 are with related parties.

The Company has the right to cancel or terminate the lot purchase agreements at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid. The cancellation or termination of a lot purchase agreement results in the Company recording a write-off of the nonrefundable deposit to Cost of sales. For the three months ended March 31, 2024 and 2023, the Company had no forfeited lot purchase agreement deposits. The deposits placed by the Company pursuant to the lot purchase agreements are deemed to be a variable interest in related party land developers and third-party land developers. See Note 2 - Summary of significant accounting policies for the policy and conclusions about unconsolidated variable interest entities.

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

The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows:

	Three Months Ended March 31,
	2024	2023
Warranty reserves at beginning of the period	$1,301,796	$1,371,412
Reserves provided	271,276	242,720
Payments for warranty costs and other	(210,220)	(204,713)
Warranty reserves at end of the period	$1,362,852	$1,409,419

Note 12 - Commitments and contingencies

Leases

The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $428,369 and $201,439 within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively.

Operating lease expense included variable lease expense of $13,788 and $11,925 for the three months ended March 31, 2024 and 2023, respectively. The weighted-average discount rate for the operating leases was 9.72% and 5.54% during the three months ended March 31, 2024 and 2023, respectively. The weighted-average remaining lease term was 4.28 and 2.11 years for the three months ended March 31, 2024 and 2023, respectively.

The maturity of the contractual, undiscounted operating lease liabilities as of March 31, 2024 are as follows:

Lease Payment
2024	$1,091,329
2025	1,513,016
2026	1,438,929
2027	1,437,794
2028 and thereafter	1,105,286
Total undiscounted operating lease liabilities	$6,586,354
Interest on operating lease liabilities	(1,237,321)
Total present value of operating lease liabilities	$5,349,033

The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in our recognized operating ROU assets and operating lease liabilities. The Company recorded $43,419 and $95,381 of rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively.

Litigation

The Company is subject to various claims and lawsuits that may arise primarily in the ordinary course of business, which consist mainly of construction defect claims. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s Condensed Consolidated Financial Statements. When the Company believes that a loss is probable and reasonably estimable and not fully able to be recouped, the Company will record an expense and corresponding contingent liability. As of the date of these Condensed Consolidated Financial Statements, management believes that the Company has not incurred a liability as a result of any claims.

Note 13 - Convertible note payable

In connection with the closing of the Business Combination, GSH entered into the Note Purchase Agreement, dated March 21, 2023, and effective March 30, 2023, with DHHC and the Convertible Note Investors. As part of the PIPE Investment, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares. The aggregate proceeds of the PIPE Investment were $75.0 million and were allocated between the securities issued.

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

The Notes are convertible at the holder’s option into UHG Class A Common Shares at any time after March 30, 2024 through March 30, 2028, at a per share price of $5.58 (“Initial Conversion Price”). The Initial Conversion Price is subject to adjustments for certain anti-dilution provisions as provided in the Notes. If an anti-dilution event occurs, the number of shares of common stock issuable upon conversion may be higher than implied by the Initial Conversion Price. Each Note is also convertible at the Company’s option into UHG Class A Common Shares, at any time after the second anniversary of the Closing Date if the VWAP per UHG Class A Common Share exceeds $13.50 for 20 trading days in a 30 consecutive trading day period. The Company was not required to bifurcate either of these conversion features as they met the derivative classification scope exception as described in ASC 815-15 - Derivatives and Hedging - Embedded Derivatives.

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

The below table presents the outstanding balance of the Notes as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning Balance - Par	$80,000,000	$80,000,000
Unamortized Discount	(11,473,005)	(11,961,220)
Carrying Value	$68,526,995	$68,038,780

Interest expense included within Other (expense) income, net on the Condensed Consolidated Statements of Operations was $2.1 million for the Notes for the three months ended March 31, 2024. Interest expense included within Cost of sales on the Condensed Consolidated Statements of Operations was $2.1 million for the Notes for the three months ended March 31, 2024.

The following assumptions were used in the Binomial and Monte Carlo valuation models to determine the estimated fair value of the Notes at the issue date, March 31, 2024 and March 31, 2023, respectively.

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.39%	3.97%
Expected volatility	48%	40%
Expected dividend yield	—%	—%

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon bond used to reduce any projected future cash flows derived from the payoff of the Notes as UHG common shares.

Expected Volatility – The Company’s expected volatility was estimated based on the average historical volatility of comparable publicly traded companies.

Expected Dividend Yield – The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company does not expect to pay cash dividends to shareholders during the term of the Notes, therefore the expected dividend yield is determined to be zero.

Note 14 - Stock-based compensation

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended March 31, 2024:

	Stock options	Weighted-Average Per share Exercise price
Outstanding, December 31, 2023	3,886,248	$9.72
Granted	1,756,000	3.56
Exercised	(747)	2.81
Forfeited	(56,534)	6.48
Outstanding, March 31, 2024	5,584,967	$8.90
Options exercisable at March 31, 2024	371,749	$2.81

On February 16, 2024, the Company granted 50,000 performance-based stock options to a non-employee consultant that vest upon the occurrence of a specified event. The grant date fair value of the options is $1.80, which was determined using the Black-Scholes option-pricing model. As of March 31, 2024, the Company determined the performance condition would not be met and the options were forfeited. No compensation expense related to these stock options was recorded.

On February 26, 2024, the Company granted 272,000 stock options to directors that vest annually in equal installments over three years. The options also include a clause which accelerates the vesting of the options on the date, if any, that the VWAP of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $12.00. The grant date fair value of the options was $3.65 and was determined using the Black-Scholes and Monte Carlo models. As of March 31, 2024, the accelerator had not been triggered.

The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense for stock options is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations. Stock compensation expense included in the Condensed Consolidated Statements of Operations for stock options for the three months ended March 31, 2024 and 2023 was $1,287,567 and $51,079, respectively. As of March 31, 2024, there was unrecognized stock compensation expense related to non-vested stock option arrangements totaling $19,336,261. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 3.17 years.

Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815, Derivatives and Hedging as a derivative liability and marked to market at each reporting period end. As of March 31, 2024, and December 31, 2023, the derivative liability of stock options amounts to $326,379 and $414,260, respectively, and is included within Derivative liability on the Condensed Consolidated Balance Sheet.

Restricted Stock Units (“RSUs”)

The Company grants time-based RSUs to certain participants under the 2023 Plan that are stock-settled with UHG Class A Common Shares. The time-based restricted stock units granted under the 2023 Plan typically vest annually over four years. On February 26, 2024 the Company separately granted 14,000 RSUs to certain members of the Board of Directors that immediately vested on the date of the grant.

Stock-based compensation expense included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $133,909 for the three months ended March 31, 2024, including $100,240 related to the immediate vesting RSUs. As of March 31, 2024, there was unrecognized pre-tax compensation expense of $680,060 related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.65 years.

The following table summarizes the time-based RSU activity for the three months ended March 31, 2024:

	Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2023	64,593	$6.59
Granted	65,700	7.02
Exercised	(14,000)	7.16
Forfeited	(6,033)	6.74
Outstanding, March 31, 2024	110,260	$6.76

Performance-Based Restricted Stock Units (“PSUs”)

On February 16, 2024, the Company granted PSUs to certain employees. The Company granted a total of 478,000 PSUs, which will vest upon the date, if any, that the volume weighted average price of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $18.00 during the period through March 30, 2028. The grant date fair value of each such PSU was $3.45, which was determined using the Monte Carlo simulation method. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for PSUs was $88,488 for the three months ended March 31, 2024. As of March 31, 2024, there was unrecognized pre-tax compensation expense of $1,560,612 related to PSUs that is expected to be recognized over a weighted-average period of 2.13 years.

The following table summarizes the PSU activity for the three months ended March 31, 2024:

	Units Outstanding	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2023	—	$—
Granted	478,000	3.45
Outstanding, March 31, 2024	478,000	$3.45

Stock warrants
In January 2022, Legacy UHG granted an option to non-employee directors to purchase 1,867,368 stock warrants for $150,000. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant, which represents an out-of-the-money strike price. The warrants can be exercised for 10 years starting from July 1, 2022. Using the Black-Scholes valuation model, the Company determined the aggregate fair value of these warrants to be approximately $1,376,800 as of the grant date. There were no additional stock warrants granted, and no compensation expense recorded, during the three month period ended March 31, 2024 and March 31, 2023.

On April 28, 2023, a warrant holder of the stock warrants exercised their warrants. 1,120,421 stock warrants were exercised in a cashless exercise whereby the Company issued 748,020 UHG Class A Common Shares in accordance with the conversion terms. As of March 31, 2024, there are 746,947 stock warrants outstanding.

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

There are two units of account within the Earnout Shares depending on the Earnout Holder. If the Earnout Holder is either a GSH Equity Holder or Sponsor, the instrument will be accounted for as a derivative liability. If the Earnout Holder is an Employee Option Holder, the instrument will be accounted for as an equity classified award. The following table summarizes the number of Earnout Shares allocated to each unit of account as of March 31, 2024:

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

As of March 31, 2024, the fair value of the Earnout Shares was $4.72 per share issuable upon Triggering Event I, $4.03 per share issuable upon Triggering Event II and $3.46 per share issuable upon Triggering Event III.

The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

Inputs	March 31, 2024	December 31, 2023
Current stock price	$6.99	$8.43
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	4.00	4.25
Earnout period (in years)	4.00	4.25
Risk-free interest rate	4.30%	4.00%
Expected volatility	48%	40%
Expected dividend yield	—%	—%

The change in the fair value of the Earnout Shares between December 31, 2023 and March 31, 2024 resulted in a gain of $26.4 million and was primarily attributable to the decrease in the current stock price of the Company from $8.43 as of December 31, 2023 to $6.99 as of March 31, 2024.

The change in the fair value of the Earnout Shares between March 30, 2023 and March 31, 2023 resulted in a loss of $203.4 million and was primarily attributable to the increase in the current stock price of the Company from $12.68 as of March 30, 2023 to $20.80 as of March 31, 2023.

As none of the earnout Triggering Events have occurred as of March 31, 2024, no shares have been distributed.

Note 16 - Warrant liability

Immediately prior to the Closing Date, 2,966,670 of the 5,933,333 Private Placement Warrants were forfeited. The remaining 2,966,663 Private Placement Warrants were recognized as a liability on the Closing Date at fair value. The Private Placement Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the three months ended March 31, 2024 and March 31, 2023 was de minimis. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

Inputs	March 31, 2024	December 31, 2023
Current stock price	$6.99	$8.43
Exercise price	$11.50	$11.50
Expected life (in years)	4.00	4.25
Risk-free interest rate	4.30%	4.00%
Expected volatility	48%	40%
Expected dividend yield	—	—

The Public Warrants were initially recognized as a liability on the Closing Date at a fair value. The Public Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the three months ended March 31, 2024 and March 31, 2023 resulted in a loss of $0.1 million and gain of $0.2 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

Note 17 - Income taxes

The Company recognized an income tax benefit of $1,163,512 for the three months ended March 31, 2024 as compared to an income tax benefit of $2,021,265 for the three months ended March 31, 2023. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. Excluding discrete items related to fair value adjustments on derivative liabilities, the Company's estimated effective tax rate as of March 31, 2024 is 33.4% as compared to 25.3% as of March 31, 2023. This differs from the federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible expenses.

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

Total contributions paid to the plans for Legacy UHG’s employees for the three months ended March 31, 2024 and 2023 were approximately $87,959, and $80,077, respectively. These amounts are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

Note 19 - Earnings per share

The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.

The weighted average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. The equity structure of the Company for the three months ended March 31, 2024 and March 31, 2023 reflects the equity structure of DHHC, including the equity interests issued by DHHC to effect the business combination.

The following table sets forth the computation of the Company’s basic and diluted net profit per share:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$24,938,224	$(204,504,328)
Basic income (loss) available to common shareholders	$24,938,224	$(204,504,328)

Effect of dilutive securities:
Add back:
Interest on Convertible note, net of tax	2,816,097	—
Change in fair value of stock options - liability classified, net of tax	(56,693)	—
Diluted income available to common shareholders	$27,697,628	$(204,504,328)

Weighted-average number of common shares outstanding - basic	48,362,589	37,575,074
Effect of dilutive securities:
Convertible notes	14,336,918	—
Stock options - liability classified	41,598	—
Stock warrants	342,492	—
Restricted stock units	27,807	—
Weighted-average number of common shares outstanding - diluted	63,111,404	37,575,074

Net earnings per common share:
Basic	$0.52	$(5.44)
Diluted	$0.44	$(5.44)

The following table summarizes potentially dilutive outstanding securities for the three months ended March 31, 2024 and 2023 that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock warrants	—	1,867,368
Private placement warrants	2,966,663	2,966,663
Public warrants	8,625,000	8,625,000
Stock options - equity classified	4,722,073	899,295
Convertible notes	—	8,000,000
Total anti-dilutive features	16,313,736	22,358,326

The Company’s 21,886,379 Earnout Shares and 478,000 PSUs are excluded from the anti-dilutive table above for the three months ended March 31, 2024, as the underlying shares remain contingently issuable as the Earnout Triggering Events and performance-based conditions, respectively, have not been satisfied.

Note 20 - Subsequent events

Management has performed an evaluation of subsequent events after the Balance Sheet date of March 31, 2024 through the date the Condensed Consolidated Financial Statements were issued. During this period, the Company has not identified any subsequent events that require recognition or disclosure, except for the ones noted below.

On May 7, 2024, the Company entered into a definitive agreement with Developers Capital Fund LLC for a newly created land fund for a total amount of up to $150 million, which will provide capital for future land development into finished lots.

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
Overview

UHG designs, builds and sells homes in South Carolina, North Carolina and Georgia. The geographical markets in which UHG presently operates its homebuilding business are high-growth markets, with substantial in-migrations and employment growth. Prior to the Business Combination (discussed below), GSH’s business historically consisted of both homebuilding operations and land development operations. In 2023, GSH separated its land development operations and homebuilding operations across separate entities in an effort to adopt best practices in the homebuilding industry associated with ownership and control of land and lots and production efficiency. Following the separation of the land development business, which is now primarily conducted by affiliated land development companies (collectively, the “Land Development Affiliates”) that are outside of the corporate structure of UHG, it employs a land-light lot operating strategy, with a focus on the design, construction and sale of entry-level, first move-up and second move-up single-family houses. UHG principally builds detached single-family houses, and, to a lesser extent, attached single-family houses, including duplex houses and town houses.

UHG’s pipeline as of March 31, 2024 consists of approximately 10,900 lots, which includes lots that are owned or controlled by Land Development Affiliates and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts.

Since its founding in 2004, UHG has delivered approximately 14,000 homes and currently builds in 63 active subdivisions at prices that generally range from approximately $200,000 to approximately $600,000. For the three months ended March 31, 2024 and 2023, UHG had 384 and 389 net new orders, and generated approximately $100.8 million and $94.8 million in revenue on 311 and 328 closings, respectively.

UHG’s strategy to grow its business is multifaceted. UHG expects to grow organically, both arising out of its historical operations and through expansion of its business verticals. UHG’s business verticals are positioned to further drive the Company’s growth include its mortgage joint venture Homeowners Mortgage, LLC (the “Joint Venture”) and its build-to-rent (“BTR”) platform, pursuant to which UHG will continue to work together with institutional investors for development of BTR communities. UHG expects that continued operation of the Joint Venture, which began generating revenue in July 2022, will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates. In addition, UHG plans to continue to execute its external growth strategy, expanding into new markets and increasing community count via targeted acquisitions of complementary private homebuilders and homebuilding operations.

UHG revenues increased from approximately $94.8 million for the three months ended March 31, 2023 to $100.8 million for the three months ended March 31, 2024. For the three months ended March 31, 2024, UHG generated net income of approximately $24.9 million, which included $26.4 million related to the change in fair value of derivative liabilities, gross profit of 16.0%, adjusted gross profit of 20.4%, and adjusted EBITDA margin of 7.2%, representing an increase of $229.4 million, a decrease of 1.7%, an increase of 0.2%, and a decrease of 1.8%, respectively, from the three months ended March 31, 2023.

Adjusted gross profit, EBITDA, adjusted EBITDA, and EBITDA margin are not financial measures under generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.

In recent years the homebuilding industry has faced headwinds due to macro-economic factors, such as rising inflation and the Federal Reserve’s response of raising interest rates beginning in March 2022 and continuing through July 2023. As a result, new home demand has been negatively impacted by affordability concerns from higher mortgage rates. In response to softer demand for new homes, UHG introduced additional sales incentives, mostly in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs. While UHG cannot predict the extent to which the aforementioned factors will impact its performance, it believes that its land-light business model positions it well to effectively navigate market volatility.

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

Prior to the Closing Date, Legacy UHG’s historical financial records, including the historical financial position, results of operations, and cash flows of Legacy UHG were prepared on a carve-out basis in accordance with GAAP. The carve-out methodology was used since Legacy UHG’s inception until the Closing date. Refer to Note 1 - Nature of operations and basis of presentation of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report for more information on the Business Combination and Basis of Presentation.

Recent Developments

Creekside Custom Homes Acquisition

On January 26, 2024, the Company completed the acquisition of selected assets of Creekside Custom Homes, LLC, a South Carolina corporation (“Creekside”) (the “Creekside Acquisition”) for $12,742,895 in cash. In the preliminary purchase allocation, UHG recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $3,573,040. The goodwill arising from the acquisition consists largely of the expected synergies from expanding the Company’s market presence in South Carolina and the experience and reputation of the acquired management team. The remaining basis is primarily comprised of the fair value of inventory, lot purchase agreement deposits acquired, and intangible assets of $10,478,116, $3,055,500, and $442,000 respectively, offset by $4,825,761 of liabilities acquired.
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

Cost of Sales

Cost of sales includes the lot cost and carrying costs associated with each lot, construction costs of each home, capitalized interest expensed, building permits, warranty costs (both incurred and estimated to be incurred) and sales incentives in the form of mortgage rate buydowns and closings costs. In addition, Cost of sales includes payroll, including capitalized bonuses for UHG’s field-based personnel. Allocated costs, including interest and property taxes incurred during construction of the home, are capitalized and expensed to Cost of sales when the home is closed and revenue is recognized. Indirect costs such as maintenance of communities, signage and supervision are expensed as incurred. Developed land is acquired from related parties and third parties at fair market value, which, when compared to Legacy UHG’s historical acquisition of developed land from non-third parties at cost, increases UHG’s Cost of sales.

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

Other (Expense) Income, Net

Other (expense) income, net includes amortization of deferred loan costs associated with UHG’s revolving lines of credit, gain or loss upon sale or retirement of depreciable assets, a portion of interest expense on the Notes entered into in connection with the Business Combination, investment income, management fees, and miscellaneous vendor and credit card rebates.

Equity in Net Earnings from Investment in Joint Venture

The Company owns a 49% equity stake in Homeowners Mortgage, LLC, a mortgage banking joint venture which is accounted for under the equity method and is not consolidated.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities includes certain stock options (as discussed in Note 14 - Stock-based compensation of the Notes to the Condensed Consolidated Financial Statements contained in this report) issued under the 2023 Plan, warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”, as discussed in Note 16 - Warrant liability of the Notes to the Condensed Consolidated Financial Statements contained in this report), warrants issued in a private placement by DHHC (the “Private Placement Warrants”, as discussed in Note 16 - Warrant liability of the Notes to the Condensed Consolidated Financial Statements contained in this report) and certain Earnout Shares issued in connection with the Business Combination (as discussed in Note 15 - Earnout shares of the Notes to the Condensed Consolidated Financial Statements contained in this report). These instruments are recognized as a derivative liability in accordance with ASC 815, and marked to market at the end of each reporting period. The change in fair value of the derivative liability classified instruments is included in Change in fair value of derivative liabilities on UHG’s Condensed Consolidated Statement of Operations.

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

Net Income (Loss)

Net income (loss) is income before taxes adjusted for income tax benefit.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table presents summary results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$100,838,245	$94,826,702	$6,011,543	6.3%
Cost of sales	84,744,198	78,048,929	6,695,269	8.6%
Selling, general and administrative expense	17,054,499	16,687,401	367,098	2.4%
Other (expense) income, net	(1,962,845)	202,715	(2,165,560)	(1,068.3)%
Equity in net earnings from investment in joint venture	318,299	245,808	72,491	29.5%
Change in fair value of derivative liabilities	26,379,710	(207,064,488)	233,444,198	(112.7)%
Income (loss) before taxes	$23,774,712	$(206,525,593)	$230,300,305	(111.5)%
Income tax benefit	(1,163,512)	(2,021,265)	(857,753)	42.4%
Net income (loss)	$24,938,224	$(204,504,328)	$229,442,552	(112.2)%
Other Financial and Operating Data:
Active communities at end of period(a)	63	52	11	21.2%
Home closings	311	328	(17)	(5.2)%
Average sales price of homes closed(b)	$335,057	$314,250	$20,807	6.6%
Net new orders (units)	384	389	(5)	(1.3)%
Cancellation rate	9.6%	13.4%	(3.8)%	(28.4)%
Backlog	262	320	(58)	(18.1)%
Gross profit	$16,094,047	$16,777,773	$(683,726)	(4.1)%
Gross profit %(c)	16.0%	17.7%	(1.7)%	(9.6)%
Adjusted gross profit(d)	$20,613,862	$19,164,605	$1,449,257	7.6%
Adjusted gross profit %(c)	20.4%	20.2%	0.2%	1.0%
EBITDA(d)	$29,921,455	$(204,010,458)	$233,931,913	(114.7)%
EBITDA margin %(c)	29.7%	(215.1)%	244.8%	(113.8)%
Adjusted EBITDA(d)	$7,283,518	$8,517,210	$(1,233,692)	(14.5)%
Adjusted EBITDA margin %(c)	7.2%	9.0%	(1.8)%	(20.0)%
______________________________

(a)UHG had 6 communities in closeout for the three months ended March 31, 2024 and 9 communities in closeout for the three months ended March 31, 2023. These communities are not included in the count of “Active communities at end of period.”
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

Revenues: Revenues for the three months ended March 31, 2024 were $100.8 million, an increase of $6.0 million, or 6.3%, from $94.8 million for the three months ended March 31, 2023. The increase in revenues was primarily attributable to the increase in average sales price of production-built homes, partially offset by the decrease in production-built home closings. The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the three months ended March 31, 2024 was $335,057, an increase of $20,807, or 6.6%, from the average sales price of production-built homes closed of $314,250 for the three months ended March 31, 2023.

Cost of Sales and Gross Profit: Cost of sales for the three months ended March 31, 2024 was $84.7 million, an increase of $6.7 million, or 8.6%, from $78.0 million for the three months ended March 31, 2023. The increase in Cost of sales was largely attributable to an increase in incentives, primarily in the form of mortgage rate buydowns and closing costs, as well as an increase in interest expense and the amortization of purchase accounting adjustments. The increase was partially offset by a decrease in number of homes closed. UHG closed 311 homes during the three months ended March 31, 2024, a decrease of 17 home closings, or 5.2%, as compared to 328 homes closed during the three months ended March 31, 2023.

Gross profit for the three months ended March 31, 2024 was $16.1 million, a decrease of $0.7 million, or 4.2%, from $16.8 million for the three months ended March 31, 2023, due to the decrease in the number of home closings and increased cost per home as described above. Gross profit as a percentage of revenue for the three months ended March 31, 2024 was 16.0%, a decrease of 1.7%, as compared 17.7% for the three months ended March 31, 2023.
Adjusted Gross Profit: Adjusted gross profit for the three months ended March 31, 2024 was $20.6 million, an increase of $1.4 million, or 7.3%, as compared to $19.2 million for the three months ended March 31, 2023. Adjusted gross profit as a percentage of revenue for the three months ended March 31, 2024 was 20.4%, an increase of 0.2%, as compared to 20.2% for the three months ended March 31, 2023. The increase in adjusted gross profit as a percentage of revenue was attributable to slightly lower costs of sales which was driven by higher incentives offset by lower lumber costs. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended March 31, 2024 was $17.1 million, an increase of $0.4 million, or 2.4%, from $16.7 million for the three months ended March 31, 2023. The overall increase was driven by an increase of $0.8 million in public company expenses to support the Company’s growth and meet the regulatory standards of a public company, and an increase in rent expense of $0.2 million, partially offset by a decrease in salaries, wages, and related expenses of $0.6 million, primarily attributable to lower stock-based compensation.
Other (Expense) Income, Net: Total Other (expense) income, net for the three months ended March 31, 2024 was $2.0 million of expense, a decrease of $2.2 million, from $0.2 million of income for the three months ended March 31, 2023. The decrease in Other (expense) income, net was primarily attributable to an increase in interest expense on the Convertible Notes of $2.1 million.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the three months ended March 31, 2024 was $0.3 million, an increase of $0.1 million, from $0.2 million for the three months ended March 31, 2023. The increase in equity in net earnings from investment in joint venture increased the investment in joint venture as of March 31, 2024 to $1.7 million.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the three months ended March 31, 2024 was a gain of $26.4 million as compared to a loss of $207.1 million for the three months ended March 31, 2023. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Condensed Consolidated Statement of Operations. This change was primarily attributable to a gain of $26.4 million related to the Earnout Shares.

Income Tax Benefit: Income tax benefit for the three months ended March 31, 2024 was $1.2 million as compared to $2.0 million for the three months ended March 31, 2023. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the March 31, 2024 is 33.4% as compared to 25.3% as of March 31, 2023.

Net Income (Loss): Net income (loss) for the three months ended March 31, 2024 was $24.9 million, an increase of $229.4 million, or 112.2%, from a loss of $204.5 million for the three months ended March 31, 2023. The increase in Net income was primarily attributable to the increase in income before taxes of $230.2 million, or 111.5%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 (which is primarily attributable to the change in fair value of derivative liabilities), partially offset by a decrease in income tax benefit of $0.8 million, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

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

	Three Months Ended March 31,
	2024	2023
Revenue, net of sales discounts	$100,838,245	$94,826,702
Cost of sales	84,744,198	78,048,929
Gross profit	$16,094,047	$16,777,773
Interest expense in cost of sales	3,513,019	2,386,832
Amortization in homebuilding cost of sales(a)	948,336	—
Non-recurring remediation costs	58,460	—
Adjusted gross profit	$20,613,862	$19,164,605
Gross profit %(b)	16.0%	17.7%
Adjusted gross profit %(b)	20.4%	20.2%
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

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$24,938,224	$(204,504,328)
Interest expense in cost of sales	3,513,019	2,386,832
Interest expense in other income, net	2,142,192	—
Depreciation and amortization	450,042	214,930
Taxes	(1,122,022)	(2,107,892)
EBITDA	$29,921,455	$(204,010,458)
Stock-based compensation expense	1,509,964	4,499,156
Transaction cost expense	1,225,013	964,024
Non-recurring remediation costs	58,460	—
Amortization in homebuilding cost of sales(b)	948,336	—
Change in fair value of derivative liabilities	(26,379,710)	207,064,488
Adjusted EBITDA	$7,283,518	$8,517,210
EBITDA margin(a)	29.7%	(215.1)%
Adjusted EBITDA margin(a)	7.2%	9.0%
______________________________
(a) Calculated as a percentage of revenue
(b) Represents expense recognized resulting from purchase accounting adjustment
Liquidity and Capital Resources

Overview

UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as its available revolving lines of credit, as further described below. As of March 31, 2024, UHG had approximately $28.7 million in cash and cash equivalents, a decrease of $28.0 million, from $56.7 million as of December 31, 2023. As of the Closing Date, UHG received net proceeds from the business combination and the PIPE investments (“PIPE Investments”) of approximately $94.4 million. As of March 31, 2024 and December 31, 2023, UHG had approximately $63.3 million, and $24.4 million in unused committed capacity under its revolving lines of credit, respectively. See “Wells Fargo Syndication” below for information on the modification to the Wells Fargo Syndication subsequent to March 30, 2023.

UHG has used proceeds received from the Business Combination and the PIPE Investments for general corporate purposes, including corporate operating expenses and for the acquisitions of homebuilders which closed in 2023 and January of 2024. UHG believes that its current cash holdings including proceeds from the Business Combination and PIPE Investments, as well as cash generated from continuing operations, cash available under its revolving lines of credit and cash obtained from land banking arrangements, will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations, meet current commitments under its contractual obligations, and support the potential acquisition of complementary businesses.

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

The Company’s strategy is to acquire developed lots through related parties, unrelated third party land developers, and land bankers pursuant to lot purchase agreements and land banking arrangements. When entering into these contracts, the Company agrees to purchase finished lots at predetermined prices, time frames, and quantities that match expected selling pace in the community. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. Refer to Note 2 - Summary of significant accounting policies and Note 10 - Lot purchase agreement deposits of the Notes to the Condensed Consolidated Financial Statements for additional information.

Homebuilding Debt

Prior to the Business Combination, Legacy UHG, jointly with its Other Affiliates (see Note 1 - Nature of operations and basis of presentation of the Notes to the Condensed Consolidated Financial Statements for definitions of these terms) considered to be under common control, entered into debt arrangements with financial institutions. These debt arrangements are in the form of revolving lines of credit and are generally secured by land (developed lots and undeveloped land) and homes (under construction and finished). Legacy UHG and certain related Other Affiliates were collectively referred to as the Nieri Group. The Nieri Group entities were jointly and severally liable for the outstanding balances under the revolving lines of credit, however; the Legacy UHG had been deemed the primary obligor of such debt, as it is the sole cash generating entity and responsible for repayment of the debt.

A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG (“Other Affiliates’ debt”). For the three months ended March 31, 2024 and 2023, Other Affiliates borrowed zero, and $136,773, respectively. These amounts are recorded on the Condensed Consolidated Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination. As a result there is no remaining debt balance associated with Other Affiliates as of March 31, 2023. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.

The advances from the revolving construction lines, reflected as Homebuilding debt - Wells Fargo Syndication, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding homebuilding debt is considered short-term as of March 31, 2024 and December 31, 2023.

The following table and descriptions provide a summary of Company’s material debt under the revolving lines of credit for the periods indicated:

	March 31, 2024
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Homebuilding Debt - Other	Private Investor Debt	Total
Wells Fargo Bank	8.57%	$18,740,639	$—	$—	$18,740,639
Regions Bank	8.57%	15,857,465	—	—	15,857,465
Flagstar Bank	8.57%	14,415,877	—	—	14,415,877
United Bank	8.57%	11,532,701	—	—	11,532,701
Third Coast Bank	8.57%	8,649,526	—	—	8,649,526
Other Notes Payable		—	2,216,853	2,569,327	4,786,180
Total debt on contracts		$69,196,208	$2,216,853	$2,569,327	$73,982,388

	December 31, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Private Investor Debt	Total
Wells Fargo Bank	8.13%	$20,907,306	$—	$20,907,306
Regions Bank	8.13%	17,690,798	—	17,690,798
Flagstar Bank	8.13%	16,082,543	—	16,082,543
United Bank	8.13%	12,866,035	—	12,866,035
Third Coast Bank	8.13%	9,649,526	—	9,649,526
Other Notes Payable		—	3,255,221	3,255,221
Total debt on contracts		$77,196,208	$3,255,221	$80,451,429

Homebuilding Debt - Wells Fargo Syndication

In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line was a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that could be exercised upon approval from Wells Fargo. The Syndicated Line also included a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated (“First Amendment”) on March 30, 2023 (“Amendment Date”) in connection with the Business Combination (as defined in Note 1 - Nature of operations and basis of presentation) and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 (“Second Amendment Date”). As a result of the Second Amendment, UHG became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition, Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. An additional amendment (“Third Amendment”) was entered into on December 22, 2023 (“Third Amendment Date”) and amended two financial covenants that are described below. On January 26, 2024 (“Fourth Amendment Date”), the Company entered into a new amendment (“Fourth Amendment”). As a result of this amendment the Company established a process for the joinder of additional subsidiary borrowers of the Company, and Rosewood was joined, jointly and severally with the Company and GSH as a borrower to the Syndicated Line. No other significant terms of the arrangements were changed other than those relating to the financial covenants and interest rate terms described below.

The remaining availability to be drawn down on the Syndicated Line was $63,272,797 as of March 31, 2024 and $24,398,576 as of December 31, 2023. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $70 million, (ii) 25% of positive actual consolidated earnings earned in any fiscal quarter end, (iii) 100% of new equity contributed to the Company, (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, (c) a minimum debt service coverage ratio to be no less than 2.00 to 1.00 for any fiscal quarter, (d) a minimum liquidity amount of not less the greater of i) $30,000,000 or ii) an amount equal to 1.50x the trailing twelve month interest incurred, and (e) unrestricted cash of not less than 50% of the required liquidity at all times. The Company was in compliance with all debt covenants as of March 31, 2024 and December 31, 2023.

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

Homebuilding Debt - Other

As a result of the Creekside acquisition, the Company assumed a series of construction loans with a financial institution. The loans have an interest rate of 8.25% and a maturity date of January 26, 2025. The outstanding balance of these arrangements was $2,216,853 as of March 31, 2024.

Private Investor Debt

The Company had other borrowings totaling $2,569,327 and $3,255,221 as of March 31, 2024 and December 31, 2023, respectively, which are comprised of other notes payable and mortgage loans acquired in the normal course of business. The other notes payable have maturities ranging up to two years. The effective interest rates on these notes range from 6.79% to 7.69%. The mortgage loans contain release fee arrangements with no interest rate that are to be repaid through January 26, 2027.

Convertible Note

The Company entered into a Convertible Note Agreement in connection with the closing of the Business Combination. The Notes have an outstanding balance of $68,526,995 and $68,038,780, as of March 31, 2024 and December 31, 2023, respectively, and mature on March 30, 2028. The Notes bear interest at a rate of 15%. Future interest payments on the remaining outstanding Notes totaled approximately $60,273,006, with approximately $14,220,410 due within the next twelve months. Refer to Note 13 - Convertible note payable of the Notes to the Condensed Consolidated Financial Statements contained in this report for additional information.
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of March 31, 2024, the future minimum lease payments required under these leases totaled $6.6 million, with $1.5 million payable within the next twelve months. Further information regarding Company’s leases is provided in Note 12 - Commitments and contingencies of the Notes to the Condensed Consolidated Financial Statements.

Cash Flows

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes UHG’s cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash flows (used in) provided by operating activities	$(17,897,583)	$23,051,836
Net cash flows (used in) provided by investing activities	(12,752,495)	6,871
Net cash flows provided by financing activities	2,628,754	75,613,874

Operating Activities

Net cash flows used in operating activities during the three months ended March 31, 2024 was $17.9 million, as compared to cash flows provided of $23.1 million for the three months ended March 31, 2023. The difference in cash flows period over period is a decrease of $41.0 million. This change is primarily attributable to a decrease in cash provided by net income adjusted for non-cash transactions and cash provided by a change in inventory of $7.1 million and $25.2 million, respectively, and an increase in cash used in accounts payable of $7.4 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was attributable to cash paid to acquire the homebuilding assets of Creekside Custom Homes of $12.7 million.

Net cash provided by investing activities for the three months ended March 31, 2023 was attributable to proceeds of from the sale of property and equipment of $0.1 million offset by the purchase of additional property and equipment of $0.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $2.6 million compared to net cash used in financing activities of $75.6 million for the three months ended March 31, 2023. The difference in cash flows period over period is $73.0 million. The decrease in financing activities was primarily attributable to proceeds from homebuilding debt and land banking arrangements, net of debt issuance costs, of $37.7 million, partially offset by repayment of homebuilding debt of $35.1 million during the three months ended March 31, 2024. In contrast, during the three months ended March 31, 2023, cash flows provided by financing activities included cash received of $94.4 million as a result of the merger, PIPE, and recapitalization transactions, partially offset by distributions and net transfers to shareholders and other affiliates of $17.9 million.

Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, aside from those included below.

Stock-Based Compensation

As of March 31, 2024, the Company had four types of stock-based compensation outstanding: stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) with a market condition and stock warrants. Stock option, RSU, and PSU awards are expensed on a straight-line basis over the requisite service period of the entire award from the date of grant through the period of the last separately vesting portion of the grant. For grants that include graded vesting and either a market or performance condition, the Company utilizes the graded vesting method to recognize compensation expense. The Company accounts for forfeitures when they occur. The Company’s stock warrant awards do not contain a service condition and are expensed on the grant date.

The fair value of stock option awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black‑Scholes option pricing model. The fair value and requisite service period of PSU awards with a market condition are determined using a Monte Carlo simulation model. These models require the input of highly subjective assumptions, including the option's expected term and stock price volatility. The grant date fair value of the RSUs is the closing price of UHG’s common stock on the date of the grant. Refer to Note 14 - Stock-based compensation of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Land Banking

During the first quarter of 2024, the Company entered into a land banking arrangement with a separate third-party to transfer developed lots to the third-party while retaining the right to repurchase the lots through option agreements. Under the terms of these option agreements, the Company obtains the right, but not the obligation, to repurchase the lots over a specified period of time at pre-determined prices. Consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Condensed Consolidated Balance Sheets as the arrangement is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option agreements to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. Management determined it holds a variable interest in the land banker through its potential to absorb some of the third-parties’ first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Condensed Consolidated Balance Sheets as Real estate inventory not owned.

Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development.

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

UHG’s pipeline as of March 31, 2024 consists of approximately 10,900 lots, which includes lots that are owned or controlled by Land Development Affiliates, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts. The entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $38.7 million in Lot purchase agreement deposits as of March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
UHG’s operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect UHG’s revenues, gross profits and net income.

UHG is subject to market risk on its debt instruments primarily due to fluctuations in interest rates. UHG utilizes both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company’s future earnings and cash flows. UHG has not entered into, nor does it intend to enter into in the future, derivative financial instruments for trading or speculative purposes or to hedge against interest rate fluctuations

The interest rate on the borrowings under the Syndicated Line is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the Syndicated Line. As of March 31, 2024, UHG had $69.2 million outstanding under the Syndicated Line, which carried a weighted average interest rate of 8.57%. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $0.7 million.

The fair value of the outstanding Notes is subject to market risk and other factors due to the convertible features. The Notes are convertible at the holder’s option into UHG Class A Common Shares at any time after March 30, 2024 through March 30, 2028, at $5.58 per share. Going forward, the fair value of the Notes will generally increase as the common stock price increases and will generally decrease as the common stock price declines in value. The Notes are carried at amortized cost and the fair value is presented for disclosure purposes only. The interest and market value changes affect the fair value of the Notes, but do not impact UHG’s financial position, cash flows, or results of operations due to the fixed nature of the debt obligation.
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
Each of the material weaknesses described above involves control deficiencies that could result in a misstatement of one or more account balances or disclosures that would result in a material misstatements to the UHG financial statements that would not be prevented or detected, and, accordingly, it has determined that these control deficiencies constitute material weaknesses.
UHG is currently in the process of implementing measures and has taken the below steps to address the underlying causes of these material weaknesses and the control deficiencies.
•reviewing and enhancing its system of internal controls across all departments to ensure that financial statement line items and disclosures are addressed by sufficiently precise controls;
•continuing to enhance the adoption of the COSO framework in order to develop and deploy control activities and assess the effectiveness of internal controls over financial reporting;
•assessing and updating its internal controls related to the financial statement review process, including review controls over manual journal entries and account reconciliations;
•evaluating and improving IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties;
•realigning existing personnel and the adding both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting; and
•implementing a more thorough second level review process over the tax provision.
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
Changes in Internal Control over Financial Reporting
Except for the efforts to begin remediating the material weaknesses described above, there were no changes during the quarter ended March 31, 2024 in UHG’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Note 12 - Commitments and contingencies, incorporated herein by reference, to the Company’s Condensed Consolidated Financial Statements included elsewhere in this report.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)During the quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)None.
Item 6. Exhibits
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX
The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1†
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
4.1
Warrant Agreement, dated January 25, 2021, by and between American Stock Transfer & Trust Company and DiamondHead Holdings Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2021)

4.2
Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Conversant Opportunity Master Fund LP (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

4.3
Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Dendur Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.1†
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

10.2	Form of Time-Based Stock Option Award and Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
10.3	Form of Performance Stock Unit Award and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________

*	Filed or furnished herewith.
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

UNITED HOMES GROUP, INC.
(Registrant)

Dated: May 10, 2024	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)