Form 10-Q
period 2024-06-30
United Homes Group, Inc.
filed 2024-08-09
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2024, 11,406,330 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$24,915,782	$56,671,471
Accounts receivable, net	879,755	1,661,206
Inventories	168,789,185	182,809,702
Real estate inventory not owned	16,493,565	—
Due from related party	—	88,000
Related party note receivable	571,770	610,189
Income tax receivable	3,164,174	—
Lot deposits	42,391,643	33,015,812
Investment in joint venture	2,024,422	1,430,177
Property and equipment, net	1,001,623	1,073,961
Operating right-of-use assets	2,577,893	5,411,192
Deferred tax asset	3,294,887	2,405,417
Prepaid expenses and other assets	8,648,621	7,763,565
Goodwill	9,279,676	5,706,636
Total Assets	$284,032,996	$298,647,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$23,208,818	$38,680,764
Homebuilding debt and other affiliate debt	72,724,336	80,451,429
Liabilities from real estate inventory not owned	12,949,555	—
Due to related party	75,048	—
Operating lease liabilities	2,781,000	5,565,320
Other accrued expenses and liabilities	8,340,315	8,353,824
Income tax payable	—	1,128,804
Derivative liabilities	69,167,963	127,610,943
Convertible note payable	69,040,609	68,038,780
Total Liabilities	258,287,644	329,829,864

Commitments and contingencies (Note 12)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 11,405,770 and 11,382,282 shares issued and outstanding on June 30, 2024, and December 31, 2023, respectively.	1,140	1,138
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on June 30, 2024, and December 31, 2023, respectively.	3,697	3,697
Additional paid-in capital	6,144,122	2,794,493
Retained earnings (Accumulated deficit)	19,596,393	(33,981,864)
Total Stockholders' equity	25,745,352	(31,182,536)
Total Liabilities and Stockholders' equity	$284,032,996	$298,647,328
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net of sales discounts	$109,420,037	$122,091,629	$210,258,282	$216,918,331
Cost of sales	89,842,341	98,174,149	174,586,539	176,223,078
Gross profit	19,577,696	23,917,480	35,671,743	40,695,253

Selling, general and administrative expense	19,613,484	16,335,318	36,667,983	33,022,719
Net (loss) income from operations	(35,788)	7,582,162	(996,240)	7,672,534

Other expense, net	(3,582,115)	(2,295,330)	(5,544,960)	(2,092,615)
Equity in net earnings from investment in joint venture	338,372	390,674	656,671	636,482
Change in fair value of derivative liabilities	32,055,564	242,342,979	58,435,274	35,278,491
Income before taxes	28,776,033	248,020,485	52,550,745	41,494,892
Income tax expense (benefit)	136,000	2,657,726	(1,027,512)	636,461
Net income	$28,640,033	$245,362,759	$53,578,257	$40,858,431

Basic and diluted earnings per share
Basic	$0.59	$5.10	$1.11	$0.95
Diluted	$0.50	$4.27	$0.93	$0.89

Basic and diluted weighted-average number of shares
Basic	48,373,812	48,122,141	48,368,200	42,877,744
Diluted	63,372,936	57,874,253	63,443,456	48,800,225

The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(1)
(Unaudited)

	Common stock				Additional paid-in capital	Retained earnings (Accumulated deficit)	Total Stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	11,382,282	$1,138	36,973,876	$3,697	$2,794,493	$(33,981,864)	$(31,182,536)
Exercise of employee stock options	1,307	—	—	—	6,427	—	6,427
Stock-based compensation expense	—	—	—	—	1,509,965	—	1,509,965
Issuance of shares related to restricted stock units	14,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	24,938,224	24,938,224
Balance as of March 31, 2024	11,397,589	$1,139	36,973,876	$3,697	$4,310,884	$(9,043,640)	$(4,727,920)
Exercise of employee stock options	2,614	—	—	—	7,341	—	7,341
Forfeiture of stock options under the 2023 Plan	—	—	—	—	4,950	—	4,950
Issuance of shares related to performance stock units	5,567	1	—	—	(1)	—	—
Taxes related to net share settlement of performance stock units	—	—	—	—	(19,179)	—	(19,179)
Stock-based compensation expense	—	—	—	—	1,840,127	—	1,840,127
Net income	—	—	—	—	—	28,640,033	28,640,033
Balance as of June 30, 2024	11,405,770	$1,140	36,973,876	$3,697	$6,144,122	$19,596,393	$25,745,352

	Common stock				Additional paid-in capital	Retained earnings (Accumulated deficit)	Total Stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022(1)	373,471	$37	36,973,876	$3,697	$1,422,630	$57,577,672	$59,004,036
Distributions and net transfer to shareholders and other affiliates	—	—	—	—	—	(4,193,093)	(4,193,093)
Stock-based compensation expense	—	—	—	—	51,079	—	51,079
Forfeiture of private placement warrants	—	—	—	—	890,001	—	890,001
Issuance of common stock upon the reverse recapitalization, net of transaction costs	8,492,528	850	—	—	17,869,735	—	17,870,585
Issuance of common stock related to PIPE Investment	1,333,962	133	—	—	9,501,782	—	9,501,915
Issuance of common stock related to lock-up agreement	421,099	42	—	—	4,194	—	4,236
Recognition of derivative liability related to earnout	—	—	—	—	(242,211,404)	—	(242,211,404)
Recognition of derivative liability related equity incentive plan	—	—	—	—	(1,189,685)	—	(1,189,685)
Earnout stock-based compensation expense for UHG employee options	—	—	—	—	4,448,077	—	4,448,077
Transaction costs related to reverse recapitalization	—	—	—	—	(2,932,426)	—	(2,932,426)
Reclassification of negative APIC related to the reverse recapitalization	—	—	—	—	212,146,017	(212,146,017)	—
Net loss	—	—	—	—	—	(204,504,328)	(204,504,328)
Balance as of March 31, 2023	10,621,060	$1,062	36,973,876	$3,697	$—	$(363,265,766)	$(363,261,007)
Stock-based compensation expense	—	—	—	—	410,530	—	410,530
Exercise of stock options under the 2023 Plan	12,643	1	—	—	132,411	—	132,412
Forfeiture of stock options under the 2023 Plan	—	—	—	—	479,742	—	479,742
Exercise of stock warrants	748,020	75	—	—	(75)	—	—
Transaction costs related to equity issuance	—	—	—	—	(257,721)	—	(257,721)
Net income	—	—	—	—	—	245,362,759	245,362,759
Balance as of June 30, 2023	11,381,723	$1,138	36,973,876	$3,697	$764,887	$(117,903,007)	$(117,133,285)

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

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$53,578,257	$40,858,431
Adjustments to reconcile net income to net cash flows from operating activities:
Credit loss	38,785	83,126
Investment earnings in joint venture	(656,671)	(636,482)
Depreciation expense	100,957	130,880
Loss (gain) on disposal of property and equipment	20,000	(56,543)
Loss on extinguishment of debt	103,754	—
Gain on lease modification	(197,427)	—
Amortization of intangible assets	187,327	—
Amortization of deferred financing costs	660,505	335,894
Amortization of discount on convertible notes	1,001,829	419,309
Amortization of discount on private investor debt	59,638	—
Non-cash interest income	—	(13,181)
Stock compensation expense	3,350,092	4,909,686
Amortization of operating lease right-of-use assets	770,703	408,278
Change in fair value of contingent earnout liability	(54,008,183)	(42,499,827)
Change in fair value of warrant liabilities	(4,262,340)	7,308,915
Change in fair value of equity incentive plan	(164,751)	(87,579)
Change in fair value of contingent consideration	(851,000)	—
Deferred tax asset	(889,470)	(1,625,208)
Net change in operating assets and liabilities:
Accounts receivable	742,666	(26,726)
Related party receivable	88,000	(6,983,684)
Inventories	8,005,068	65,644,701
Lot deposits	(6,320,331)	(10,090,631)
Prepaid expenses and other assets	(889,791)	(440,212)
Accounts payable	(15,749,044)	(6,826,638)
Operating lease liabilities	(524,297)	(408,278)
Income tax receivable/ payable	(4,230,552)	618,233
Due to related parties	75,048	—
Other accrued expenses and liabilities	818,312	(706,215)
Net cash flows (used in) provided by operating activities	(19,142,916)	50,316,249
Cash flows from investing activities:
Purchases of property and equipment	(28,619)	(59,229)
Proceeds from the sale of property and equipment	—	66,100
Proceeds from promissory note issued for sale of property and equipment	—	31,095
Payments on business acquisitions	(12,742,895)	—
Proceeds from related party notes receivable	38,419	—
Net cash flows (used in) provided by investing activities	(12,733,095)	37,966
Cash flows from financing activities:
Proceeds from homebuilding debt	39,000,000	42,083,334
Repayments of homebuilding debt	(47,428,535)	(87,874,118)

Proceeds from sale of real estate not owned	18,049,656	—
Repayments of liabilities from real estate not owned	(4,923,129)	—
Repayments on private investor loans	(4,012,000)	—
Payment of deferred financing costs	(576,682)	(469,585)
Proceeds from exercise of employee stock options	11,012	4,198
Proceeds from other affiliate debt	—	136,773
Distributions and net transfer to shareholders and other affiliates	—	(17,896,302)
Proceeds from convertible note, net of transaction costs	—	71,500,000
Proceeds from PIPE investment and lock up	—	4,720,427
Proceeds from Business Combination, net of SPAC transaction costs	—	30,336,068
Payment of equity issuance costs	—	(257,721)
Payment of transaction costs	—	(12,134,293)
Net cash flows provided by financing activities	120,322	30,148,781

Net change in cash and cash equivalents	(31,755,689)	80,502,996
Cash and cash equivalents, beginning of year	56,671,471	12,238,835
Cash and cash equivalents, end of year	$24,915,782	$92,741,831

Supplemental cash flow information:
Cash paid for interest	$11,060,769	$8,037,484
Cash paid for income taxes	$4,092,511	$1,643,436

Non-cash investing and financing activities:
Modification to existing lease	2,212,222	(43,169)
Termination of existing lease	86,139	—
Noncash exercise of employee stock options	2,756	128,214
Forfeiture of employee stock options	4,950	(479,742)
Taxes related to net share settlement of performance stock units	19,179	—
Settlement of equity awards	2	—
Promissory note issued for sale of property and equipment	—	665,020
Settlement of co-obligor debt to affiliates	—	8,340,545
Release of guarantor from GSH to shareholder	—	2,841,034
Non-cash distribution to owners of Other Affiliates	—	12,671,122
Earnest money receivable from Other Affiliates	—	2,521,626
Recognition of previously capitalized deferred transaction costs	—	2,932,426
Recognition of derivative liability related to earnout	—	242,211,404
Recognition of derivative liability related to equity incentive plan	—	1,189,685
Recognition of warrant liability upon Business Combination	—	1,531,000
Forfeiture of private placement warrants upon Business Combination	—	(890,001)
Issuance of common stock upon the reverse recapitalization	—	39,933,707
Recognition of deferred tax asset upon Business Combination	—	1,870,310
Recognition of income tax payable upon Business Combination	—	701,871
Recognition of assumed assets and liabilities upon Business Combination, net	—	3,588,110
Noncash exercise of stock warrants	—	75
Total non-cash financing activities	$2,325,248	$319,713,237
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
UHG constructs single-family residential homes and has active operations in South Carolina, North Carolina, and Georgia, offering a range of residential products including entry-level attached and detached homes, first-time move up attached and detached homes and second move-up detached homes. The constructed homes appeal to a wide range of buyer profiles, from first-time to lifestyle buyers. The Company’s primary objective is to provide customers with homes of exceptional quality and value while maximizing its return on investment. The Company has grown by expanding its market share in existing markets and by expanding into markets contiguous to the current active markets.
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
Prior to the Closing Date, Legacy UHG’s historical financial records, including the historical financial position, results of operations, and cash flows of Legacy UHG, were prepared on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Condensed Consolidated Statements of Changes in Stockholders’ Equity were adjusted for the retroactive application of the reverse recapitalization using the Exchange Ratio. After March 30, 2023, no carve-out amounts were included in UHG’s financial statements.
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
In addition, all significant transactions between Legacy UHG and GSH have been included in these financial statements. The aggregated net effect of transactions between Legacy UHG and GSH are settled within Retained Earnings (Accumulated Deficit) on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Stockholders’ Equity as they were not expected to be settled in cash. These amounts were reflected in the Statements of Cash Flows within Distributions and net transfer to shareholders and other affiliates and, when transactions were historically not settled in cash, in Non-cash financing activities.
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
Note 2 - Summary of significant accounting policies
Unaudited Interim Condensed Consolidated Financial Statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, notes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the note disclosures from the annual financial statements. Other than policies noted below in this Note, there have been no significant changes to the significant accounting policies disclosed since the Company’s previous annual financial statements. The results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of results to be expected for the year ended December 31, 2024, any other interim periods, or any future year or period.
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
Inventories and Cost of Sales – The carrying value of inventory is stated at cost unless events and circumstances indicate the carrying value may not be recoverable. Inventory consists of pre-acquisition land costs, land under development, developed lots, real estate inventories not owned, homes under construction, and finished homes.
–Pre-acquisition land costs - Pre-acquisition land costs include due diligence costs (such as environmental testing, surveys, engineering, and entitlement costs) related to potential land acquisitions. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the Company’s purchase of the land, including lot option fees, property taxes and due diligence costs are also capitalized into pre-acquisition land costs.
–Land under development - On a limited basis, the Company acquires raw parcels of land already zoned for its intended use to develop into finished lots, and includes land acquisition costs, direct improvement costs, capitalized interest, and real estate taxes.
–Developed lots - This inventory consists of land that has been developed for or acquired by the Company and where vertical construction is imminent. Developed lot costs are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot.
–Real estate inventory not owned - In 2024, the Company entered into a land banking arrangement which resulted in the Company selling certain finished lots it owns to a land banker and simultaneously entering into option agreements to repurchase those finished lots. In accordance with ASC 606, Revenue from contracts with customers, these transactions are considered a financing arrangement rather than a sale because of the Company's options to repurchase these finished lots at a higher price. As of June 30, 2024, $16,493,565 was recorded to Real estate inventory not owned, with a corresponding amount of approximately $12,949,555 recorded to Liabilities from real estate inventory not owned on the Condensed Consolidated Balance Sheets. The amounts recognized as Liabilities from real estate inventory not owned represent the net cash received from the land banking arrangement, consistent with ASC 606. The Liabilities from real estate inventory not owned are excluded from the Company's debt covenant calculations.
–Homes under construction - At the time construction of the home begins, developed lots are transferred to homes under construction within inventory. This inventory represents costs associated with active homebuilding activities which include, predominately, field labor, materials and overhead costs related to home construction, capitalized interest, real estate taxes and land option fees.
–Finished homes - This inventory represents substantially completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes including associated selling, general, and administrative costs are expensed as incurred.
Intangible Assets - Intangible assets are recorded within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets, and consist of the estimated fair value of tradenames, architectural designs, and noncompete agreements acquired in connection with acquisitions. The identified finite-lived intangible assets are amortized over their respective estimated useful lives. Amortization expense associated with intangible assets is recorded to Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. The estimated useful life of each asset group is summarized below:

Asset Group	Estimated Useful Lives
Tradenames	7 years
Architectural Designs	3 to 7 years
Non-compete Agreement	2 years
Unconsolidated Variable Interest Entities - Pursuant to ASC 810, Consolidation, and subtopics related to the consolidation of variable interest entities (“VIEs”), management analyzes the Company’s investments and transactions under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
The Company has a shared services agreement with a related party that operates in the land development business in which the Company will provide accounting, IT, HR, and other administrative support services and receive property maintenance services and due diligence and negotiation assistance with purchasing third party finished lots. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Management determined the related party is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s most significant activities. Accordingly, the Company does not consolidate the VIE. As of June 30, 2024 and December 31, 2023 the Company recognized $80,503 of liabilities and $88,000 of assets related to the shared services agreement included within Due to and Due from related party on the Condensed Consolidated Balance Sheets, respectively.
The Company enters into lot option contracts with related parties, unrelated third party land developers, and land bank partners to procure land or lots for the construction of homes. Under these contracts, the Company funds a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices. Such contracts allow the Company to defer acquiring portions of properties owned by land sellers or land bank partners until the Company has determined whether and when to exercise the option, which may serve to reduce the Company’s financial risks associated with long-term land holdings. Under the terms of the lot option contracts, the option deposits are not refundable. Management determined it holds a variable interest through its potential to absorb some of the land seller and land bank partners’ first dollar risk of loss by placing a non-refundable deposit.
Management determined that these counterparties to lot option contracts are VIEs, however the Company is not the primary beneficiary and therefore does not consolidate these VIEs. The Company determined the maximum exposure to loss due to it’s involvement with the VIEs is limited to the non-refundable lot deposits and any capitalized pre-acquisition costs. As of June 30, 2024 and December 31, 2023 the Company recognized $42,391,643 and $33,015,812, respectively, of assets related to lot purchase agreements included within Lot deposits and $908,066 and zero of pre-acquisition land costs included within Inventories on the Condensed Consolidated Balance Sheets. The Company determined these amounts to be the maximum exposure to loss due to involvement with the VIEs as the Company does not provide any financial guarantees or support to these related or third parties.
In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Condensed Consolidated Balance Sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into lot option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Condensed Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development. The maximum exposure to loss with respect to the sale and subsequent repurchase of lots to the land banker is limited to the value of the Real estate inventory not owned not financed by the land banker, which was $3,544,010 as of June 30, 2024.
Stock-based Compensation – The Company recognizes stock-based compensation expense within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for certain stock-based payment arrangements, which include stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock warrants.
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
Revenue Recognition - The Company recognizes revenue in accordance with ASC 606. For the three months ended June 30, 2024 and 2023, revenue recognized at a point in time from speculative homes totaled $108,650,460, and $117,716,265, respectively, and for the three months ended June 30, 2024 and 2023, revenue recognized over time from land owned by customers totaled $769,577, and $4,375,364, respectively. For the six months ended June 30, 2024 and 2023, revenue recognized at a point in time from speculative homes totaled $208,977,188, and $210,105,675, respectively, and for the six months ended June 30, 2024 and 2023, revenue recognized over time from land owned by customers totaled $1,281,094, and $6,812,656, respectively.
Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2024 and 2023, the Company incurred $851,169 and $482,700, respectively, in advertising and marketing costs. For the six months ended June 30, 2024 and 2023, the Company incurred $1,583,535 and $973,680, respectively.
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
The Company has two reportable segments: South Carolina and Other. The South Carolina reporting segment primarily represents UHG’s South Carolina homebuilding operations. This segment operates in the Upstate, Midlands, and Coastal regions of South Carolina, as well as a smaller presence in Georgia. The Other segment consists of UHG’s homebuilding operations in Raleigh, NC and mortgage operations conducted through a mortgage banking joint venture, Homeowners Mortgage, LLC, which do not meet the quantitative thresholds to be disclosed separately.
The CODM reviews the results of operations, including total revenue and pretax income, to assess profitability and allocate resources. The following tables summarize revenues and pre-tax income by segment for the three and six months ended June 30, 2024, and 2023 as well as total assets by segment as of June 30, 2024 and December 31, 2023, with reconciliations to the amounts reported for the consolidated Company, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues (1):
South Carolina	$104,292,365	$122,091,629	$202,154,430	$216,918,331
Other	5,466,044	390,674	8,760,523	636,482
Total segment revenues	109,758,409	122,482,303	210,914,953	217,554,813
Reconciling items from equity method investments	(338,372)	(390,674)	(656,671)	(636,482)
Consolidated revenues	$109,420,037	$122,091,629	$210,258,282	$216,918,331

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before taxes:
South Carolina	$6,081,808	$10,999,059	$13,400,773	$15,740,223
Other	(1,119,371)	390,674	(1,229,109)	636,482
Total segment income before taxes	4,962,437	11,389,733	12,171,664	16,376,705
Corporate reconciling items (2):
Unallocated corporate overhead	(3,222,794)	(2,703,700)	(7,386,321)	(2,703,700)
Stock-based compensation expense	(1,840,127)	(410,530)	(3,350,091)	(4,858,607)
Corporate investment income	263,076	821,312	350,716	821,312
Corporate interest expense	(3,442,123)	(3,419,309)	(7,670,497)	(3,419,309)
Change in fair value of derivative liabilities	32,055,564	242,342,979	58,435,274	35,278,491
Consolidated income before taxes	$28,776,033	$248,020,485	$52,550,745	$41,494,892

	As of June 30, 2024	As of December 31, 2023	As of June 30, 2024	As of December 31, 2023
	Assets		Goodwill (3)
South Carolina	$241,315,698	$255,633,338	$8,779,676	$5,206,636
Other	19,780,149	16,985,564	500,000	500,000
Total segment assets	261,095,847	272,618,902	9,279,676	5,706,636
Corporate reconciling items (2):
Cash and cash equivalents	6,144,952	13,958,645	—	—
Deferred tax asset	4,095,253	3,568,601	—	—
Operating lease right-of-use assets	2,240,162	4,907,617	—	—
Capitalized interest (4)	48,211	1,933,447	—	—
Prepaid expenses and other assets	2,213,007	1,547,267	—	—
Income tax receivable	8,011,305	—	—	—
Other	184,259	112,849	—	—
Consolidated assets	$284,032,996	$298,647,328	$9,279,676	$5,706,636
___________________________
(1)The Company’s revenue includes revenue recognized at a point in time from production home closings, as well as revenue recognized over time from construction activities on land owned by customers. For the three and six months ended June 30, 2024 revenues for the South Carolina segment consisted of both point in time and over time revenue, and revenues for the Other segment consisted of primarily point in time revenue. For the three and six months ended June 30, 2023 all point in time and over time revenue was recognized at the South Carolina segment.
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
Creekside Custom Homes, LLC
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

For the three and six months ended June 30, 2024, the Company recorded Revenue of $3,220,275 and $7,093,853, respectively, and Net income of $128 and $292,825, respectively, related to Creekside operations. Transaction costs of $533,695 related to this transaction were expensed as incurred within the Selling, general and administrative expense line item in the Condensed Consolidated Statement of Operations.
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
The purchase price allocation as of June 30, 2024 is as follows:

Purchase Price Allocation
Inventories	$10,478,116
Lot deposits	3,055,500
Property and equipment, net	20,000
Intangible assets	442,000
Goodwill	3,573,040
Liabilities	(4,825,761)
Total purchase price	$12,742,895
Rosewood Communities, Inc.
On October 25, 2023, the Company completed the acquisition of 100% of the common stock of Rosewood Communities, Inc., a South Carolina corporation (“Rosewood”) (the “Rosewood Acquisition”) for a purchase price of $24,681,948, of which $22,674,948 was in cash. The remaining purchase price is related to a $300,000 warranty cost reserve and contingent consideration based on 25% of the EBITDA attributable to Rosewood’s business through December 31, 2025. The initial estimate of the contingent consideration is approximately $1,707,000. The acquisition allows the Company to further expand its presence in the Upstate region of South Carolina.
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
The final purchase price allocation is as follows:

Purchase Price Allocation
Cash acquired	$543,421
Inventories	23,672,172
Lot deposits	912,220
Other assets	58,681
Property and equipment, net	703,872
Intangible assets	1,380,000
Goodwill	5,206,636
Liabilities	(7,795,054)
Total purchase price	$24,681,948

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
Herring Homes, LLC
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
The Company entered into an agreement with Herring Homes to provide certain services including providing the use of UHG employees to finish unacquired WIP and treasury management in exchange for fees outlined in the agreement. Subsequent to the acquisition, UHG acquired 50 lots and 12 homes under construction in separate transactions for a fair value of $4.9 million and $5.9 million, respectively, in the Raleigh, North Carolina market.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited Pro Forma	2024	2023	2024	2023
Total Revenue	$109,420,037	$143,561,282	$211,557,387	$257,497,878
Net Income	$28,760,296	$248,349,275	$54,444,256	$44,479,874
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
Due to the short-term nature of the Company’s Cash and cash equivalents, Accounts receivable, and Accounts payable, the carrying amounts of these instruments approximate their fair value. Lot deposits are recorded at the agreed-upon contract value, which approximates fair value. The interest rates on the Homebuilding debt and other affiliate debt vary and are the greater of either a reference rate plus an applicable margin, or the base rate plus the aforementioned applicable margin. Refer to Note 8 - Homebuilding debt and other affiliate debt for additional detail on the determination of these instruments’ interest rate. As the reference rate of the Homebuilding debt and other affiliate debt at any point in time is reflective of the current interest rate environment the Company operates in, the carrying amount of these instruments approximates their fair value.
The Convertible note payable is presented on the Condensed Consolidated Balance Sheet at its amortized cost and not at fair value. As of June 30, 2024, the fair value of the convertible note is $121,700,000. See Note 13 - Convertible note payable for further details on how the fair value was estimated.
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
The estimated fair value of the Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability, Contingent consideration, and Convertible note payable is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 16 - Warrant liability, Note 15 - Earnout shares, Note 14 - Stock-based compensation, and Note 13 - Convertible note payable respectively.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation.

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$61,558,579	$61,558,579
Derivative private placement warrant liability	—	—	2,106,331	2,106,331
Derivative public warrant liability	5,261,250	—	—	5,261,250
Derivative stock option liability	—	—	241,803	241,803
Total derivative liability	5,261,250	—	63,906,713	69,167,963
Contingent consideration	—	—	1,037,000	1,037,000
Total fair value	$5,261,250	$—	$64,943,713	$70,204,963

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$115,566,762	$115,566,762
Derivative private placement warrant liability	—	—	3,292,996	3,292,996
Derivative public warrant liability	8,336,925	—	—	8,336,925
Derivative stock option liability	—	—	414,260	414,260
Total derivative liability	8,336,925	—	119,274,018	127,610,943
Contingent consideration	—	—	1,888,000	1,888,000
Total fair value	$8,336,925	$—	$121,162,018	$129,498,943
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the six month period ended June 30, 2024 and the year ended December 31, 2023.

The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis:

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Contingent consideration
Liability at January 1, 2024	$115,566,762	$3,292,996	$414,260	$1,888,000
Exercise of liability awards	—	—	(2,756)	—
Change in fair value	(26,439,827)	29,667	(85,125)	(875,000)
Liability at March 31, 2024	$89,126,935	$3,322,663	$326,379	$1,013,000
Forfeitures	—	—	(4,950)	—
Change in fair value	(27,568,356)	(1,216,332)	(79,626)	24,000
Liability at June 30, 2024	$61,558,579	$2,106,331	$241,803	$1,037,000
Note 6 - Inventories
The following table and descriptions summarize the Company’s inventory as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Homes under construction	$55,872,106	$100,929,615
Finished homes	95,523,419	46,652,515
Developed lots	16,175,672	26,380,906
Land under development	—	8,846,666
Pre-acquisition land costs	1,217,988	—
Total inventory	$168,789,185	$182,809,702
Developed lots that were self developed or purchased at fair value from third parties and related parties was $16,175,672 and $22,046,804 as of June 30, 2024 and December 31, 2023, respectively.
The Company capitalizes into Inventories interest costs incurred on homes under construction during the construction period until they are substantially complete. A summary of capitalized interest is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capitalized interest at beginning of the period:	$2,540,707	$1,101,528	$3,026,083	$1,250,460
Interest incurred	5,472,059	5,325,699	10,641,894	7,563,599
Interest expensed:
Included in cost of sales	(1,659,089)	(2,159,967)	(5,172,108)	(4,546,799)
Directly to interest expense	(3,578,101)	(3,419,309)	(5,720,293)	(3,419,309)
Capitalized interest at end of the period:	$2,775,576	$847,951	$2,775,576	$847,951

Note 7 - Property and equipment
Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

Asset Group	June 30, 2024	December 31, 2023
Buildings	$170,867	$170,867
Furniture and fixtures	502,311	507,972
Land	63,000	63,000
Leasehold improvements	96,667	81,605
Machinery and equipment	146,822	146,822
Office equipment	50,337	36,780
Vehicles	524,546	563,455
Total Property and equipment	$1,554,550	$1,570,501
Less: Accumulated depreciation	(552,927)	(496,540)
Property and equipment, net	$1,001,623	$1,073,961
Depreciation expense, included within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations was $50,392 and $36,938 for the three months ended June 30, 2024 and 2023, respectively, and $100,957 and $130,880 for the six months ended June 30, 2024, and 2023, respectively.
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
A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG (“Other Affiliates’ debt”). During the six months ended June 30, 2024 and 2023, Other Affiliates borrowed zero and $136,773, respectively. These amounts are recorded on the Condensed Consolidated Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination. As a result there is no remaining debt balance associated with Other Affiliates as of June 30, 2024. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.
The advances from the revolving construction lines, reflected as Homebuilding debt - Wells Fargo Syndication, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of June 30, 2024 and December 31, 2023.

The following table and descriptions summarize the Company’s debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Homebuilding Debt - Other	Total
Wells Fargo Bank	8.57%	$19,282,306	$—	$19,282,306
Regions Bank	8.57%	16,315,798	—	16,315,798
Flagstar Bank	8.57%	14,832,543	—	14,832,543
United Bank	8.57%	11,866,035	—	11,866,035
Third Coast Bank	8.57%	8,899,526	—	8,899,526
Other Notes Payable		—	1,528,128	1,528,128
Total debt on contracts		$71,196,208	$1,528,128	$72,724,336

	December 31, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Private Investor Debt	Total
Wells Fargo Bank	8.13%	$20,907,306	$—	$20,907,306
Regions Bank	8.13%	17,690,798	—	17,690,798
Flagstar Bank	8.13%	16,082,543	—	16,082,543
United Bank	8.13%	12,866,035	—	12,866,035
Third Coast Bank	8.13%	9,649,526	—	9,649,526
Other Notes Payable		—	3,255,221	3,255,221
Total debt on contracts		$77,196,208	$3,255,221	$80,451,429
Homebuilding Debt - Wells Fargo Syndication
In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line was a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that could be exercised upon approval from Wells Fargo. The Syndicated Line also included a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated (“First Amendment”) on March 30, 2023 (“Amendment Date”) in connection with the Business Combination and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 (“Second Amendment Date”). As a result of the Second Amendment, UHG became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition, Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. On December 22, 2023 the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement and amended two financial covenants that are described below. On January 26, 2024, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement. As a result of this amendment the Company established a process for the joinder of additional subsidiary borrowers of the Company, and Rosewood was joined, jointly and severally with the Company and GSH, as a borrower to the Syndicated Line. No other significant terms of the arrangements were changed other than those relating to the financial covenants and interest rate terms described below.
The interest rates on the borrowings under the Syndicated Line vary based on the Company’s leverage ratio. In connection with the First Amendment, the benchmark interest rate was converted from LIBOR to Secured Overnight Financing Rate (“SOFR”), with no changes in the applicable rate margins. The interest rate is based on the greater of either LIBOR prior to Amendment Date or SOFR post Amendment Date plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.

The remaining availability to be drawn down on the Syndicated Line was $55,496,617 as of June 30, 2024 and $24,398,576 as of December 31, 2023. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.
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
On August 2, 2024, the Company executed the Third Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents with Wells Fargo. Among other things, this amendment waived the debt service coverage ratio covenant default which occurred on June 30, 2024 and modified certain of the financial covenants. See Note 20 - Subsequent events for further details. The Company was in compliance with all debt covenants as of December 31, 2023 and as of June 30, 2024 after the amendment.
In connection with the amendments, excluding the Third Amendment in August 2024, of the Syndicated Line, the Company incurred debt issuance costs, of which $378,602 is deferred and will be amortized over the remaining life of the Syndicated Line. The amendments are accounted for as modifications of an existing line of credit under ASC 470, Debt for any lenders that continue to participate in the Syndicated Line, therefore, any previously unamortized deferred costs related to those lenders continue to be amortized over the remaining life of the Syndicated Line. The Company expensed all remaining unamortized deferred costs for any lenders that no longer participate in the Syndicated Line as of the Second Amendment Date. The Company recognized $325,315 and $214,906 of amortized deferred financing costs within Other expense, net for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized $638,010 and $335,894, respectively. Outstanding deferred financing costs related to the Company’s Homebuilding debt were $2,710,961 and $2,970,369 as of June 30, 2024 and December 31, 2023, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the debt is a revolving arrangement.
Homebuilding Debt - Other
As a result of the Creekside acquisition, the Company assumed a series of construction loans with a financial institution. The loans have an interest rate of 8.25% and a maturity date of January 26, 2025. The outstanding balance of these arrangements was $1,528,128 as of June 30, 2024.
Private Investor Debt
The Company had other borrowings with private investors totaling zero and $3,255,221 as of June 30, 2024 and December 31, 2023, respectively, which are comprised of other notes payable and mortgage loans acquired in the normal course of business. During the second quarter of 2024, the Company settled the remaining private investor debt and recognized a loss on extinguishment of debt amounting to $103,754.
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

The below table summarizes Legacy UHG transactions with the Land Development Affiliates and Other Operating Affiliates for the three and six months ended June 30, 2023. There were no such transactions with Land Development Affiliates and Other Operating Affiliates for the three and six months ended June 30, 2024.

	Six Months ended June 30, 2023
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
Sale-leaseback
In December 2022, Legacy UHG closed on 19 sale-leaseback transactions with related parties, whereby it is the lessee. The leases commenced on January 1, 2023. The Company is responsible for paying the operating expenses associated with the model homes while under lease. The rent expense associated with related party sale-leaseback agreements was $74,400 and $125,325 for the three months ended June 30, 2024 and 2023, respectively, and $166,100 and $251,850 for the six months ended June 30, 2024 and 2023, respectively.
Leases
In addition to the transactions above, Legacy UHG has entered into four separate operating lease agreements with a related party. The terms of the leases, including rent expense and future minimum payments, are described in Note 12 - Commitments and contingencies.
The Company is currently occupying office space owned by a related party for its office headquarters. The Company took possession of the space in October 1, 2023 and pays rent based on the square footage within the building occupied by the Company multiplied by a stated rate which was approved by the Related Party Transactions Committee. The Company has capitalized a lease liability and corresponding right-of-use asset based on the assumption that the Company was reasonably certain it would execute a lease agreement to use the space for a five-year term, under the rate per square foot previously approved by the Related Party Transactions Committee. During the second quarter of 2024, the Company modified the lease to reduce the leased space for the premises, which was accounted for as a lease modification and partial termination. The Company recorded a gain of $197,427 as a result of the modification.

Services agreement
The Company shares office spaces with a related party and certain employees of the Company provide services to the same related party. As such, the Company allocates certain shared costs to the related party in line with a predetermined methodology based on headcount. During the three months ended June 30, 2024 and 2023, the Company allocated overhead costs to the related party in the amount of $125,138 and $261,248, respectively, and $160,757 and $447,060 for the six months ended June 30, 2024 and 2023, respectively. The Company was charged for property maintenance services and consulting services in the amount of $265,353 and $11,847 for the three months ended June 30, 2024, and 2023, and $368,410 and $71,672 for the six months ended June 30, 2024 and 2023, respectively, by the same related party. The remaining balance outstanding as of June 30, 2024 and December 31, 2023 was a payable of $80,503 and a receivable of $88,000, respectively, and is presented within Due to and Due from related party on the Condensed Consolidated Balance Sheets.
General contracting
The Company has been engaged as a general contractor by several related parties. For the three months ended June 30, 2024 and 2023, Revenue of $274,043 and $1,120,363, respectively, and Cost of sales of $228,369 and $933,637, respectively, were recognized in the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2024, and 2023, Revenue of $526,877 and $1,412,757, respectively, and Cost of sales of $436,201 and $1,195,183, respectively, were recognized in the Condensed Consolidated Statement of Operations.
Other
The Company utilizes a related party vendor to perform certain civil engineering services. For the three months ended June 30, 2024 and 2023, expenses of zero and $12,384, respectively, and for the six months ended June 30, 2024, and 2023, zero and $47,913, respectively, were recognized in the Condensed Consolidated Statement of Operations.
The Company utilized a related party vendor for certain aviation services. For the three and six months ended June 30, 2024, expenses of $12,038 were recognized in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2023, the company did not incur any expenses related to aviation services. The remaining balance outstanding for reimbursed services as of June 30, 2024 and December 31, 2023 was a receivable of $5,455 is presented within Due to related party on the Condensed Consolidated Balance Sheets.
Note 10 - Lot deposits
The Company’s land-light strategy is accomplished by two variations of lot option contracts - lot purchase agreements with related parties and unrelated third party land developers and land bank option contracts. Most lot option contracts require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price over a specified period of time. Such agreements enable the Company to defer acquiring portions of properties owned by land sellers and land bank partners until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings.
As of June 30, 2024 all interests in lot option contracts, including with related parties, are recorded within Lot deposits on the Condensed Consolidated Balance Sheet and presented in the table below. The following table provides a summary of the Company’s interest in lot option contracts as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Lot deposits	$42,391,643	$33,015,812
Remaining purchase price	296,985,910	231,333,171
Total contract value	$339,377,553	$264,348,983
Out of the lot deposits outstanding as of June 30, 2024 and December 31, 2023, $29,308,112 and $28,363,053, respectively, are with related parties.
The Company has the right to cancel or terminate the lot option contracts at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid and any capitalized pre-acquisition costs. The cancellation or termination of a lot option contract results in the Company recording a write-off of the nonrefundable deposit to Cost of sales. For the three and six months ended June 30, 2024 and 2023, the Company had $323,000 and zero forfeited lot option contract deposits, respectively. The deposits placed by the

Company pursuant to the lot option contracts are deemed to be a variable interest. See Note 2 - Summary of significant accounting policies for the policy and conclusions about unconsolidated variable interest entities.
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
The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty reserves at beginning of the period	$1,362,852	$1,409,419	$1,301,796	$1,371,412
Reserves provided	286,427	284,900	557,703	527,620
Payments for warranty costs	(223,525)	(384,456)	(433,745)	(589,169)
Warranty reserves at end of the period	$1,425,754	$1,309,863	$1,425,754	$1,309,863
Note 12 - Commitments and contingencies
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $359,472 and $186,348 within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized $787,841 and $387,787, respectively.
Operating lease expense included variable lease expense of $3,469 and $8,534 for the three months ended June 30, 2024 and 2023, respectively, Operating lease expense included variable lease expense of $17,257 and $20,459 for the six months ended June 30, 2024 and 2023, respectively. The weighted-average discount rate for the operating leases was 9.37% and 5.59% during the six months ended June 30, 2024 and 2023, respectively. The weighted-average remaining lease term was 3.92 and 2.00 years for the six months ended June 30, 2024 and 2023, respectively.
The maturity of the contractual, undiscounted operating lease liabilities as of June 30, 2024 are as follows:

Lease Payment
2024	$507,137
2025	853,942
2026	739,166
2027	696,069
2028 and thereafter	522,051
Total undiscounted operating lease liabilities	$3,318,365
Interest on operating lease liabilities	(537,365)
Total present value of operating lease liabilities	$2,781,000
The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in our recognized operating ROU assets and operating lease liabilities. The Company recorded $33,834 and $87,492 of rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, respectively, and $77,253 and $182,873 for the six months ended June 30, 2024 and 2023, respectively.

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
Note 13 - Convertible note payable
In connection with the closing of the Business Combination, GSH entered into a Note Purchase Agreement, dated March 21, 2023, and effective March 30, 2023, with DHHC and the Convertible Note Investors, pursuant to which the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares (the “PIPE Investment”). The aggregate proceeds of the PIPE Investment were $75.0 million and were allocated between the securities issued.
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
The below table presents the outstanding balance of the Notes as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Beginning Balance - Par	$80,000,000	$80,000,000
Unamortized Discount	(10,959,391)	(11,961,220)
Carrying Value	$69,040,609	$68,038,780
Interest expense included within Other expense, net on the Condensed Consolidated Statements of Operations was $2.3 million and $4.4 million for the Notes for the three and six months ended June 30, 2024, respectively. Interest expense included within Cost of sales on the Condensed Consolidated Statements of Operations was $1.1 million and $3.2 million for the Notes for the three and six months ended June 30, 2024, respectively. The Company recognized interest expense of

$3.4 million for the Notes for the three and six months ended June 30, 2023 within Other expense, net on the Condensed Consolidated Statements of Operations.
The following assumptions were used in the Binomial and Monte Carlo valuation models to determine the estimated fair value of the Notes at the issue date, June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.53%	3.97%
Expected volatility	51%	40%
Expected dividend yield	—%	—%
Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon bond used to reduce any projected future cash flows derived from the payoff of the Notes as UHG common shares.
Expected Volatility – The Company’s expected volatility was estimated based on the average historical volatility of the Company’s volatility as well as comparable publicly traded companies.
Expected Dividend Yield – The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company does not expect to pay cash dividends to shareholders during the term of the Notes, therefore the expected dividend yield is determined to be zero.
Note 14 - Stock-based compensation
Stock Options
The following table summarizes the activity relating to the Company’s stock options for the six months ended June 30, 2024:

	Stock options	Weighted-Average Per share Exercise price
Outstanding, December 31, 2023	3,886,248	$9.72
Granted	1,806,000	6.97
Exercised	(3,361)	2.81
Forfeited	(314,135)	9.10
Outstanding, June 30, 2024	5,374,752	$8.84
Options exercisable at June 30, 2024	1,043,957	$8.22
On February 16, 2024, the Company granted 50,000 performance-based stock options to a non-employee consultant that would vest upon the occurrence of a specified event. The grant date fair value of the options was $1.80, which was determined using the Black-Scholes option-pricing model. In the first quarter, the Company determined the performance condition would not be met and the options were forfeited. No compensation expense related to these stock options was recorded.
On February 26, 2024, the Company granted 272,000 stock options to directors that vest annually in equal installments over three years. The options also include a clause which accelerates the vesting of the options on the date, if any, that the VWAP of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $12.00. The grant date fair value of the options was $3.65 and was determined using the Black-Scholes and Monte Carlo models. As of June 30, 2024, the accelerator had not been triggered.
The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense for stock options is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations. Stock compensation expense included in the Condensed Consolidated Statements of Operations for stock options for the three months ended June 30, 2024 and 2023 was $1,584,175 and $410,530, respectively, and $2,871,742 and $461,609 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was unrecognized stock compensation expense related to non-vested stock option arrangements totaling $16,832,539. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 3.06 years.
Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815, Derivatives and Hedging as a derivative liability and marked to market at each reporting period end. As of June 30, 2024, and December 31, 2023, the derivative liability of stock options amounts to $241,803 and $414,260, respectively, and is included within Derivative liability on the Condensed Consolidated Balance Sheet.
Restricted Stock Units (“RSUs”)
The Company grants time-based RSUs to certain participants under the 2023 Plan that are stock-settled with UHG Class A Common Shares. As RSUs vest for employees, a portion of the award may be withheld to cover employee tax withholdings. The time-based restricted stock units granted under the 2023 Plan typically vest annually over four years. On February 26, 2024 the Company separately granted 14,000 RSUs to certain members of the Board of Directors that immediately vested on the date of the grant.
Stock-based compensation expense included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $46,470 for the three months ended June 30, 2024, and $180,379 for the six months ended June 30, 2024, including $100,240 related to the immediately vested RSUs. As of June 30, 2024, there was unrecognized pre-tax compensation expense of $633,590 related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.41 years.
The following table summarizes the time-based RSU activity for the six months ended June 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2023	64,593	$6.59
Granted	65,700	7.02
Vested	(14,000)	7.16
Forfeited	(6,033)	6.74
Outstanding, June 30, 2024	110,260	$6.76
Performance-Based Restricted Stock Units (“PSUs”)
On February 16, 2024, the Company granted PSUs to certain employees. The Company granted a total of 478,000 PSUs, which will vest upon the date, if any, that the volume weighted average price of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $18.00 during the period through March 30, 2028. Certain of the PSUs are also subject to an acceleration clause in which 100% of the grantholders’ PSUs may become vested and settled upon the occurrence of certain termination events. As PSUs vest for employees, a portion of the award may be withheld to cover employee tax withholdings.
The grant date fair value of each such PSU was $3.45, which was determined using the Monte Carlo simulation method. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for PSUs was $209,482 and $297,970 for the three and six months ended June 30, 2024. As of June 30, 2024, there was unrecognized pre-tax compensation expense of $1,351,129 related to PSUs that is expected to be recognized over a weighted-average period of 1.87 years.

The following table summarizes the PSU activity for the six months ended June 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2023	—	$—
Granted	478,000	3.45
Vested	(8,500)	3.45
Forfeited	—	—
Outstanding, June 30 , 2024	469,500	$3.45
Stock warrants
In January 2022, Legacy UHG granted an option to non-employee directors to purchase 1,867,368 stock warrants for $150,000. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant, which represents an out-of-the-money strike price. The warrants can be exercised for 10 years starting from July 1, 2022. Using the Black-Scholes valuation model, the Company determined the aggregate fair value of these warrants to be approximately $1,376,800 as of the grant date. There were no additional stock warrants granted, and no compensation expense recorded, during the three and six months ended June 30, 2024 and 2023.
On April 28, 2023, a warrant holder of the stock warrants exercised their warrants. 1,120,421 stock warrants were exercised in a cashless exercise whereby the Company issued 748,020 UHG Class A Common Shares in accordance with the conversion terms. As of June 30, 2024, there are 746,947 stock warrants outstanding.
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
On the date when the VWAP of one share of the UHG Class A Common Shares quoted on the NASDAQ has been greater than or equal to $12.50, $15.00, $17.50 (“Triggering Event I,” “Triggering Event II,” and “Triggering Event III,” respectively, and together the “Triggering Events”) for any 20 trading days within any 30 consecutive trading day period within the Earnout Period, the eligible GSH Equity Holders, Employee Option Holders, and the Sponsors will receive Earnout Shares distributed on a pro-rata basis. For Triggering Event I and Triggering Event II, 37.5% of Earnout Shares will be released and following the achievement of Triggering Event III, 25.0% of Earnout Shares will be released.
There are two units of account within the Earnout Shares depending on the Earnout Holder. If the Earnout Holder is either a GSH Equity Holder or Sponsor, the instrument will be accounted for as a derivative liability. If the Earnout Holder is an Employee Option Holder, the instrument will be accounted for as an equity classified award. The following table summarizes the number of Earnout Shares allocated to each unit of account as of June 30, 2024:

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

As of June 30, 2024, the fair value of the Earnout Shares was $3.31 per share issuable upon Triggering Event I, $2.78 per share issuable upon Triggering Event II and $2.32 per share issuable upon Triggering Event III.
The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

Inputs	June 30, 2024	December 31, 2023
Current stock price	$5.69	$8.43
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	3.75	4.25
Earnout period (in years)	3.75	4.25
Risk-free interest rate	4.40%	4.00%
Expected volatility	51%	40%
Expected dividend yield	—%	—%
For the three and six months ended June 30, 2024, the change in fair value of the earnout shares resulted in a gain of $27.6 million and $54.0 million, primarily resulting from changes in the company's stock price. For the three and six months ended June 30, 2023 the change in fair value of the earnout shares resulted in a gain of $245.9 million and $42.5 million, primarily resulting from changes in the company's stock price.
As none of the earnout Triggering Events have occurred as of June 30, 2024, no shares have been distributed.
Note 16 - Warrant liability
Immediately prior to the Closing Date, 2,966,670 of the 5,933,333 Private Placement Warrants were forfeited. The remaining 2,966,663 Private Placement Warrants were recognized as a liability on the Closing Date at fair value. The Private Placement Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the three and six months ended June 30, 2024 resulted in a gain of $1.2 million. For the three and six months ended June 30, 2023 the change in fair value resulted in a loss of $1.4 million and $2.6 million, respectively . These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

Inputs	June 30, 2024	December 31, 2023
Current stock price	$5.69	$8.43
Exercise price	$11.50	$11.50
Expected life (in years)	3.75	4.25
Risk-free interest rate	4.40%	4.00%
Expected volatility	51%	40%
Expected dividend yield	—	—
The Public Warrants were initially recognized as a liability on the Closing Date at a fair value. The Public Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the three and six months ended June 30, 2024 resulted in a gain of $3.2 million and $3.1 million, respectively. For the three and six months ended June 30, 2023, the change in fair value of the public warrant liability resulted in a loss of $3.2 million and $4.7 million. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.
Note 17 - Income taxes
The Company recognized an income tax expense and benefit for the three and six months ended June 30, 2024 of $136,000 and $1,027,512, respectively, as compared to an income tax expense of $2,657,726 and $636,461 for the three and six months ended June 30, 2023. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. Excluding discrete items related to fair value adjustments on derivative liabilities, the Company's estimated effective tax rate as of June 30, 2024 is 15.3% as compared to 26.2% as of June 30, 2023. This differs from the federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible expenses.
Note 18 - Employee benefit plan
Effective January 1, 2021, UHG sponsored an elective safe harbor 401(k) contribution plan covering substantially all employees who have completed three consecutive months of service. The plan provides that the Company will match up to the first 3% of the participant’s base salary rate at 100% and 50% of the next 2% for a maximum contribution of 4%. In addition, participants become 100% vested with respect to employer contributions after completing six years of service starting in 2021. Administrative costs for the plan were paid by the Company.
Total contributions paid to the plans for UHG’s employees for the three months ended June 30, 2024 and 2023 were approximately $83,917, and $37,035, respectively, and $171,876 and $117,112 for the six months ended June 30, 2024 and 2023, respectively. These amounts are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Note 19 - Earnings per share
The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.
The weighted average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. The equity structure of the Company for the three and six months ended June 30, 2024 and 2023 reflects the equity structure of DHHC, including the equity interests issued by DHHC to effect the business combination.
The following table sets forth the computation of the Company’s basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$28,640,033	$245,362,759	$53,578,257	$40,858,431
Basic income available to common shareholders	$28,640,033	$245,362,759	$53,578,257	$40,858,431

Effect of dilutive securities:
Add back:
Interest on Convertible note payable, net of tax	2,916,855	2,523,450	5,732,952	2,523,450
Change in fair value of stock options - liability classified, net of tax	(67,475)	(745,263)	(124,167)	(56,333)
Diluted income available to common shareholders	$31,489,413	$247,140,946	$59,187,042	$43,325,548

Weighted-average number of common shares outstanding - basic	48,373,812	48,122,141	48,368,200	42,877,744
Effect of dilutive securities:
Convertible notes	14,336,918	8,960,573	14,336,918	4,569,176
Stock options - equity classified	354,013	—	384,130	309,407
Stock options - liability classified	36,533	83,071	39,073	84,711
Stock warrants	264,002	708,468	303,247	959,187
Restricted stock units	7,658	—	11,888
Weighted-average number of common shares outstanding - diluted	63,372,936	57,874,253	63,443,456	48,800,225

Net earnings per common share:
Basic	$0.59	$5.10	$1.11	$0.95
Diluted	$0.50	$4.27	$0.93	$0.89

The following table summarizes potentially dilutive outstanding securities for the three months ended June 30, 2024 and 2023 that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Private placement warrants	2,966,663	70,853	2,966,663	35,427
Public warrants	8,625,000	205,993	8,625,000	102,996
Stock options - equity classified	4,749,621	1,894,442	4,361,346	—
Restricted stock units	49,200	—	25,937	—
Total anti-dilutive features	16,390,484	2,171,288	15,978,946	138,423
The Company’s 21,886,379 Earnout Shares and 469,500 PSUs are excluded from the anti-dilutive table above for the three and six months ended June 30, 2024 and 2023, as the underlying shares remain contingently issuable as the Earnout Triggering Events and performance-based conditions, respectively, have not been satisfied.
Note 20 - Subsequent events
Management has performed an evaluation of subsequent events after the Balance Sheet date of June 30, 2024 through the date the Condensed Consolidated Financial Statements were issued. During this period, the Company has not identified any subsequent events that require recognition or disclosure, except for the ones noted below.
On August 2, 2024 (the “Third Amendment Effective Date”), United Homes Group, Inc. and certain of its subsidiaries entered into the Third Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents (“Third Amendment”), amending the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association as the administrative agent for the Lenders party thereto. The Third Amendment, among other things, extended the maturity date to August 2, 2027 except with respect to two non-extending lenders (representing $73,333,333 of the committed amount), and reduced the borrowing capacity to $220,000,000.
In addition, the Third Amendment amends certain financial covenants as follows: (i) increases the maximum Leverage Ratio up to 2.50 to 1.00 for up to two quarterly measurement periods during the period beginning on the Third Amendment Effective Date and ending on December 31, 2025, (ii) permits a minimum Debt Service Coverage Ratio of 1.50 to 1.00 for the period from and after June 30, 2024 until June 30, 2025, and a minimum of 2.00 to 1.00 thereafter, and permits a minimum Debt Service Coverage Ratio of 1.35 to 1.00 for up to two quarterly measurement periods during the period beginning on the Third Amendment Effective Date and ending on June 30, 2025, and (iii) increases the minimum liquidity threshold to at least $37,500,000, provided that during any period in which the debt service coverage ratio is less than 1.50 to 1.00, the minimum liquidity threshold will be at least $45,000,000. The Third Amendment also modifies the restrictions on subordinate debt and waived the debt service coverage ratio covenant default which occurred on June 30, 2024. All other material terms, including interest rate terms, remain the same. See Note 8 - Homebuilding debt and other affiliate debt for further details.

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
UHG’s pipeline as of June 30, 2024 consists of approximately 9,300 lots, which includes lots that are owned or controlled by Land Development Affiliates and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot purchase agreements and land bank option contracts.
Since its founding in 2004, UHG has delivered approximately 14,000 homes and currently builds in 59 active subdivisions at prices that generally range from approximately $200,000 to approximately $600,000. For the three months ended June 30, 2024 and 2023, UHG had 323 and 341 net new orders, and generated approximately $109.4 million and $122.1 million in revenue on 337 and 385 closings, respectively. For the six months ended June 30, 2024 and 2023, UHG had 707 and 730 net new orders, and generated approximately $210.3 million and $216.9 million in revenue on 648 and 713 closings, respectively.
UHG’s strategy to grow its business is multifaceted. UHG expects to grow organically, both arising out of its historical operations and through expansion of its business verticals. UHG’s business verticals positioned to further drive the Company’s growth include its mortgage joint venture Homeowners Mortgage, LLC (the “Joint Venture”) and its build-to-rent (“BTR”) platform, pursuant to which UHG will continue to work together with institutional investors for development of BTR communities. UHG expects that continued operation of the Joint Venture will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates. In addition, UHG plans to continue to execute its external growth strategy, expanding into new markets and increasing community count via targeted acquisitions of complementary private homebuilders and homebuilding operations.
UHG revenues decreased from approximately $122.1 million for the three months ended June 30, 2023 to $109.4 million for the three months ended June 30, 2024. For the three months ended June 30, 2024, UHG generated net income of approximately $28.6 million, which included $32.1 million related to the change in fair value of derivative liabilities, gross profit of 17.9%, adjusted gross profit of 20.9%, and adjusted EBITDA margin of 7.0%, representing a decrease of $216.8 million, a decrease of 1.7%, a decrease of 0.5%, and a decrease of 3.7%, respectively, from the three months ended June 30, 2023.
UHG revenues decreased from approximately $216.9 million for the six months ended June 30, 2023 to $210.3 million for the six months ended June 30, 2024. For the six months ended June 30, 2024, UHG generated net income of approximately $53.6 million, which included $58.4 million related to the change in fair value of derivative liabilities, gross profit of 17.0%, adjusted gross profit of 20.7%, and adjusted EBITDA margin of 7.1%, representing increase of $12.7 million, a decrease of 1.8%, a decrease of 0.2%, and a decrease of 2.9%, respectively, from the six months ended June 30, 2023.
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
Components of Results of Operations
There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the most recent Annual Report filed with the SEC.
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table presents summary results of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$109,420,037	$122,091,629	$(12,671,592)	(10.4)%
Cost of sales	89,842,341	98,174,149	(8,331,808)	(8.5)%
Selling, general and administrative expense	19,613,484	16,335,318	3,278,166	20.2%
Other expense, net	(3,582,115)	(2,295,330)	(1,286,785)	56.1%
Equity in net earnings from investment in joint venture	338,372	390,674	(52,302)	(13.4)%
Change in fair value of derivative liabilities	32,055,564	242,342,979	(210,287,415)	(86.8)%
Income before taxes	$28,776,033	$248,020,485	$(219,244,452)	(88.4)%
Income tax expense	136,000	2,657,726	(2,521,726)	(94.9)%
Net income	$28,640,033	$245,362,759	$(216,722,726)	(88.3)%
Other Financial and Operating Data:
Active communities at end of period(a)	59	53	6	11.3%
Home closings	337	385	(48)	(12.5)%
Average sales price of homes closed(b)	$340,803	$313,075	$27,728	8.9%
Net new orders (units)	323	341	(18)	(5.3)%
Cancellation rate	12.7%	15.8%	(3.1)%	(19.6)%
Backlog	248	293	(45)	(15.4)%
Gross profit	$19,577,696	$23,917,480	$(4,339,784)	(18.0)%
Gross profit %(c)	17.9%	19.6%	(1.7)%	(8.7)%
Adjusted gross profit(d)	$22,845,124	$26,077,447	$(3,232,323)	(12.6)%
Adjusted gross profit %(c)	20.9%	21.4%	(0.5)%	(2.3)%
EBITDA(d)	$34,571,470	$253,939,617	$(219,368,147)	(86.4)%
EBITDA margin %(c)	31.6%	208.0%	(176.4)%	(84.8)%
Adjusted EBITDA(d)	$7,660,139	$13,109,262	$(5,449,123)	(41.6)%
Adjusted EBITDA margin %(c)	7.0%	10.7%	(3.7)%	(34.6)%
______________________________
(a)UHG had eight and five communities in closeout for the three months ended June 30, 2024 and 2023. These communities are not included in the count of “Active communities at end of period.”
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
Revenues: Revenues for the three months ended June 30, 2024 were $109.4 million, a decrease of $12.7 million, or 10.4%, from $122.1 million for the three months ended June 30, 2023. The decrease in revenues was primarily attributable to the decrease in production-built home closings, partially offset by the increase in average sales price of production-built homes. The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the three months ended June 30, 2024 was $340,803, an increase of $27,728, or 8.9%, from the average sales price of production-built homes closed of $313,075 for the three months ended June 30, 2023. The increase is primarily attributable to the product mix from acquisitions.
Cost of Sales and Gross Profit: Cost of sales for the three months ended June 30, 2024 was $89.8 million, a decrease of $8.4 million, or 8.6%, from $98.2 million for the three months ended June 30, 2023. The decrease in Cost of sales was largely attributable to a decrease in number of homes closed. UHG closed 337 homes during the three months ended June 30, 2024, a decrease of 48 home closings, or 12.5%, as compared to 385 homes closed during the three months ended June 30, 2023.
Gross profit for the three months ended June 30, 2024 was $19.6 million, a decrease of $4.3 million, or 18.0%, from $23.9 million for the three months ended June 30, 2023. Gross profit as a percentage of revenue for the three months ended June 30, 2024 was 17.9%, a decrease of 1.7%, as compared 19.6% for the three months ended June 30, 2023. The decrease is attributable to higher cost of sales due to: i) higher level of incentives, ii) amortization of purchase price accounting adjustments related to our acquisitions; and iii) certain non-recurring expenses, such as severance costs from the June 2024 workforce reduction and abandoned project costs, partially offset by reduced interest expense in cost of sales.
Adjusted Gross Profit: Adjusted gross profit, a non-GAAP measure, is gross profit less capitalized interest expensed in cost of sales, amortization included in homebuilding cost of sales (primarily adjustments resulting from the application of purchase accounting in connection with acquisitions), severance costs, abandoned project costs, and non-recurring remediation costs. Adjusted gross profit for the three months ended June 30, 2024 was $22.8 million, a decrease of $3.3 million, or 12.6%, as compared to $26.1 million for the three months ended June 30, 2023. Adjusted gross profit as a percentage of revenue for the three months ended June 30, 2024 was 20.9%, a decrease of 0.5%, as compared to 21.4% for the three months ended June 30, 2023. The decrease in adjusted gross profit as a percentage of revenue was attributable to slightly higher costs of sales which was driven by higher incentives. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended June 30, 2024 was $19.6 million, an increase of $3.3 million, or 20.2%, from $16.3 million for the three months ended June 30, 2023. The overall increase was driven primarily by an increase of $1.4 million in stock compensation expense, an increase of $1.1 million related to severance costs associated with the June 2024 workforce and a $0.4 million increase in advertising costs.
Other Expense, Net: Total Other expense, net for the three months ended June 30, 2024 was $3.6 million, an increase of $1.3 million, from $2.3 million for the three months ended June 30, 2023. The increase in Other expense, net was primarily attributable to a decrease in investment income of $1.0 million and an increase in interest expense of $0.1 million.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the three months ended June 30, 2024 was $0.3 million, a decrease of $0.1 million, from $0.4 million for the three months ended June 30, 2023.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the three months ended June 30, 2024 was a gain of $32.1 million as compared to a gain of $242.3 million for the three months ended June 30, 2023. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized as gains or losses on the Condensed Consolidated Statement of Operations. The overall decrease is primarily attributable to changes in the fair value of the Earnout Shares, which fluctuates each period due to changes in the Company's stock price.
Income Tax Expense: Income tax expense for the three months ended June 30, 2024 was $0.1 million as compared to $2.7 million for the three months ended June 30, 2023. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the June 30, 2024 is 15.3% as compared to 26.2% as of June 30, 2023.
Net Income: Net income for the three months ended June 30, 2024 was $28.6 million, a decrease of $216.8 million, or 88.3%, from $245.4 million for the three months ended June 30, 2023. The decrease in Net income was primarily attributable to the decrease in income before taxes of $219.3 million, or 88.4%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 (which is primarily attributable to the change in fair value of derivative liabilities), partially offset by a decrease in income tax expense of $2.6 million, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Net New Orders: Net new orders for a period is gross sales of homes less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and UHG approves such contract. Net new orders for the three months ended June 30, 2024 were 323 units, a decrease of 18 units, or 5.3%, from 341 units for the three months ended June 30, 2023.
Cancellation Rates: The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period. Cancellation rate for the three months ended June 30, 2024 was 12.7%, a decrease of 3.1%, from 15.8% for the three months ended June 30, 2023.
Backlog: Backlog consists of homes sold but not yet closed with customers. Backlog represents the number of homes in backlog from the previous period plus sales of homes during the current period less cancellations of existing sales contracts during the period and home closings during the period. A portion of the homes in backlog will not result in homes delivered due to cancellations. Backlog for the three months ended June 30, 2024 was 248 units, a decrease of 45 units, or 15.4%, from 293 units for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table presents summary results of operations for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$210,258,282	$216,918,331	$(6,660,049)	(3.0)%
Cost of sales	174,586,539	176,223,078	(1,636,539)	(0.9)%
Selling, general and administrative expense	36,667,983	33,022,719	3,645,264	11.2%
Other expense, net	(5,544,960)	(2,092,615)	(3,452,345)	161.9%
Equity in net earnings from investment in joint venture	656,671	636,482	20,189	3.2%
Change in fair value of derivative liabilities	58,435,274	35,278,491	23,156,783	65.6%
Income before taxes	$52,550,745	$41,494,892	$11,055,853	26.6%
Income tax (benefit) expense	(1,027,512)	636,461	1,663,973	261.4%
Net income	$53,578,257	$40,858,431	$12,719,826	31.1%
Other Financial and Operating Data:
Active communities at end of period(a)	59	53	6	11.3%
Home closings	648	713	(65)	(9.1)%
Average sales price of homes closed(b)	$337,994	$313,591	$24,403	7.8%
Net new orders (units)	707	730	(23)	(3.2)%
Cancellation rate	11.1%	14.5%	(3.4)%	(23.4)%
Backlog	248	293	(45)	(15.4)%
Gross profit	$35,671,743	$40,695,253	$(5,023,510)	(12.3)%
Gross profit %(c)	17.0%	18.8%	(1.8)%	(9.6)%
Adjusted gross profit(d)	$43,458,986	$45,242,052	$(1,783,066)	(3.9)%
Adjusted gross profit %(c)	20.7%	20.9%	(0.2)%	(1.0)%
EBITDA(d)	$64,492,925	$49,929,159	$14,563,766	29.2%
EBITDA margin %(c)	30.7%	23.0%	7.7%	33.5%
Adjusted EBITDA(d)	$14,943,657	$21,626,472	$(6,682,815)	(30.9)%
Adjusted EBITDA margin %(c)	7.1%	10.0%	(2.9)%	(29.0)%
______________________________
(a)UHG had eight and five communities in closeout for the six months ended June 30, 2024 and 2023. These communities are not included in the count of “Active communities at end of period.”
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
Revenues: Revenues for the six months ended June 30, 2024 were $210.3 million, a decrease of $6.6 million, or 3.0%, from $216.9 million for the six months ended June 30, 2023. The decrease in revenues was primarily attributable to the decrease in production-built home closings, partially offset by the increase in average sales price of production-built homes. The decrease in the number of home closings was due in part to rising mortgage rates, which caused a reduction in purchasing power for homebuyers. The average sales price of production-built homes closed for the six months ended June 30, 2024 was $337,994, an increase of $24,403, or 7.8%, from the average sales price of production-built homes closed of $313,591 for the six months ended June 30, 2023. The increase is primarily attributable to the product mix from acquisitions.
Cost of Sales and Gross Profit: Cost of sales for the six months ended June 30, 2024 was $174.6 million, a decrease of $1.6 million, or 0.9%, from $176.2 million for the six months ended June 30, 2023. The decrease in Cost of sales was primarily attributable to the decrease in number of homes sold. UHG closed 648 homes during the six months ended June 30, 2024, a decrease of 65 home closings, or 9.1%, as compared to 713 homes closed during the six months ended June 30, 2023. This was partially offset by an increase in the average cost to complete a home as a result of higher incentives, primarily in the form of mortgage rate buydowns and closing costs.
Gross profit for the six months ended June 30, 2024 was $35.7 million, a decrease of $5.0 million, or 12.3%, from $40.7 million for the six months ended June 30, 2023. Gross profit as a percentage of revenue for the six months ended June 30,2024 was 17.0%, a decrease of 1.8%, as compared 18.8% for the six months ended June 30, 2023. The decrease is attributable to higher cost of sales due to: i) higher level of incentives, ii) amortization of purchase price accounting adjustments related to our acquisitions; iii) certain non-recurring expenses, such as severance costs from the June 2024 workforce reduction and abandoned project costs; and iv) higher interest expense in cost of sales.
Adjusted Gross Profit: Adjusted gross profit for the six months ended June 30, 2024 was $43.5 million, a decrease of $1.8 million, or 3.9%, as compared to $45.2 million for the six months ended June 30, 2023. Adjusted gross profit as a percentage of revenue for the six months ended June 30, 2024 was 20.7%, a decrease of 0.2%, as compared to 20.9% for the six months ended June 30, 2023. The decrease in adjusted gross profit as a percentage of revenue was attributable to slightly higher costs of sales which was driven by higher incentives. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the six months ended June 30, 2024 was $36.7 million, an increase of $3.7 million, or 11.2%, from $33.0 million for the six months ended June 30, 2023. The increase in selling, general and administrative expense was primarily attributable to an increase of $1.1 million related to severance costs associated with the June 2024 workforce reduction, an increase of $1.0 million in salaries, wages, and related expenses due to increased headcount from acquisitions, an increase of $0.7 million in public company expenses to support the Company’s growth and meet the regulatory standards of a public company, and an increase of $0.6 million in advertising costs.
Other Expense, Net: Total other expense, net for the six months ended June 30, 2024 was $5.5 million of expense, an increase of $3.4 million, or 161.9%, from $2.1 million for the six months ended June 30, 2023. The increase of $3.4 million in other expense, net was primarily attributable to an increase in interest expense of $2.2 million and a decrease in investment income of $0.8 million.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the six months ended June 30, 2024 was $0.7 million, an increase of $0.1 million, from $0.6 million for the six months ended June 30, 2023.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the six months ended June 30, 2024 was a gain of $58.4 million as compared to $35.3 million for the six months ended June 30, 2023. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Condensed Consolidated Statement of Operations. The overall increase is primarily attributable to changes in the fair value of the Earnout Shares, which fluctuates each period due to changes in the Company's stock price.
Income Tax (Benefit) Expense: Income tax benefit for the six months ended June 30, 2024 was $1.0 million as compared to an expense of $0.6 million for the six months ended June 30, 2023. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the June 30, 2024 is 15.3% as compared to 26.2% as of June 30, 2023.
Net Income: Net income for the six months ended June 30, 2024 was $53.6 million, an increase of $12.7 million, or 31.1%, from $40.9 million for the six months ended June 30, 2023. The increase in Net income was primarily attributable to the increase in income before taxes of $11.1 million, or 26.6%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 (which is primarily attributable to the change in fair value of derivative liabilities), partially offset by a decrease in income tax expense of $1.7 million, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Net New Orders: Net new orders for the six months ended June 30, 2024 was 707 units, a decrease of 23 units, or 3.2%, from 730 units for the six months ended June 30, 2023.
Cancellation Rates: Cancellation rate for the six months ended June 30, 2024 was 11.1%, a decrease of 3.4%, from 14.5% for the six months ended June 30, 2023.

Non-GAAP Financial Measures
Adjusted Gross Profit
Adjusted gross profit is a non-GAAP financial measure used by management of the Company as a supplemental measure in evaluating operating performance. The Company defines adjusted gross profit as gross profit excluding the effects of capitalized interest expensed in cost of sales, amortization included in homebuilding cost of sales (primarily adjustments resulting from the application of purchase accounting in connection with acquisitions), severance expense in cost of sales, abandoned project costs, and non-recurring remediation costs. The Company’s management believes this information is meaningful because it separates the impact that capitalized interest, purchase accounting adjustments, and non-recurring remediation costs directly expensed in cost of sales have on gross profit to provide a more specific measurement of the Company’s gross profits. However, because adjusted gross profit information excludes certain balances expensed in cost of sales, which have real economic effects and could impact the Company’s results of operations, the utility of adjusted gross profit information as a measure of the Company’s operating performance may be limited. Other companies may not calculate adjusted gross profit information in the same manner that the Company does. Accordingly, adjusted gross profit information should be considered only as a supplement to gross profit information as a measure of the Company’s performance.
The following table presents a reconciliation of adjusted gross profit to the GAAP financial measure of gross profit for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net of sales discounts	$109,420,037	$122,091,629	$210,258,282	$216,918,331
Cost of sales	89,842,341	98,174,149	174,586,539	176,223,078
Gross profit	$19,577,696	$23,917,480	$35,671,743	$40,695,253
Interest expense in cost of sales	1,659,089	2,159,967	5,172,108	4,546,799
Amortization in homebuilding cost of sales(a)	912,837	—	1,861,173	—
Severance expense in cost of sales	324,540	—	324,540	—
Abandoned project costs	320,000	—	320,000	—
Non-recurring remediation costs	50,962	—	109,422	—
Adjusted gross profit	$22,845,124	$26,077,447	$43,458,986	$45,242,052
Gross profit %(b)	17.9%	19.6%	17.0%	18.8%
Adjusted gross profit %(b)	20.9%	21.4%	20.7%	20.9%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments
(b) Calculated as a percentage of revenue
EBITDA and Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of the Company. The Company defines EBITDA as net income before (i) capitalized interest expensed in cost of sales, (ii) interest expensed in other (expense) income, net, (iii) depreciation and amortization, and (iv) taxes. The Company defines adjusted EBITDA as EBITDA before stock-based compensation expense, transaction cost expense, severance expense, abandoned project costs, non-recurring remediation costs, amortization included in homebuilding cost of sales (adjustments resulting from the application of purchase accounting in connection with acquisitions), change in fair value of derivative liabilities, and non-recurring loss on disposal of leasehold improvements. Management of the Company believes EBITDA and adjusted EBITDA are useful because they provide a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies.
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$28,640,033	$245,362,759	$53,578,257	$40,858,431
Interest expense in cost of sales	1,659,089	2,159,967	5,172,108	4,546,799
Interest expense in other expense, net	3,578,101	3,419,309	5,720,293	3,419,309
Depreciation and amortization	476,252	251,846	926,294	466,776
Taxes	217,995	2,745,736	(904,027)	637,844
EBITDA	$34,571,470	$253,939,617	$64,492,925	$49,929,159
Stock-based compensation expense	1,840,127	410,530	3,350,091	4,909,686
Transaction cost expense	515,891	1,102,094	1,740,904	2,066,118
Severance expense	1,504,416	—	1,504,416	—
Abandoned project costs	320,000	—	320,000	—
Non-recurring remediation costs	50,962	—	109,422	—
Amortization in homebuilding cost of sales(b)	912,837	—	1,861,173	—
Change in fair value of derivative liabilities	(32,055,564)	(242,342,979)	(58,435,274)	(35,278,491)
Adjusted EBITDA	$7,660,139	$13,109,262	$14,943,657	$21,626,472
EBITDA margin(a)	31.6%	208.0%	30.7%	23.0%
Adjusted EBITDA margin(a)	7.0%	10.7%	7.1%	10.0%
______________________________
(a) Calculated as a percentage of revenue
(b) Represents expense recognized resulting from purchase accounting adjustment
Liquidity and Capital Resources
Overview
UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as its available revolving lines of credit, as further described below. As of June 30, 2024, UHG had approximately $24.9 million in cash and cash equivalents, a decrease of $31.8 million, from $56.7 million as of December 31, 2023. As of the Closing Date, UHG received net proceeds from the Business Combination and the PIPE Investment of approximately $94.4 million. As of June 30, 2024 and December 31, 2023, UHG had approximately $55.5 million, and $24.4 million in unused committed capacity under its revolving lines of credit, respectively. See “Wells Fargo Syndication” below for information on the modifications to the Wells Fargo Syndication subsequent to March 30, 2023.
UHG has used proceeds received from the Business Combination and the PIPE Investment for general corporate purposes, including corporate operating expenses and for the acquisitions of homebuilders which closed in 2023 and January of 2024. UHG believes that its current cash holdings, cash available under its revolving lines of credit and cash obtained from land banking arrangements will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations, meet current commitments under its contractual obligations, and support the potential acquisition of complementary businesses.
Cash flows generated by UHG’s projects can differ materially in timing from its results of operations, as these depend upon the stage in the life cycle of each project. UHG generally relies upon its revolving lines of credit to fund building costs, and timing of draws is such that UHG may from time to time be in receipt of funds from the line of credit in advance of such funds being utilized. UHG is generally required to make significant cash outlays at the beginning of a project related to lot purchases, permitting, and construction of homes, as well as ongoing property taxes. These costs are capitalized within UHG’s inventory and are generally not recognized in its operating income until a home sale closes. As a result, UHG incurs significant cash outflows prior to the recognition of associated earnings. In later stages of projects, cash inflows could exceed UHG’s results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.
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
The Company’s strategy is to acquire developed lots through related parties, unrelated third party land developers, and land bankers pursuant to lot option contracts. When entering into these contracts, the Company agrees to purchase finished lots at predetermined prices, time frames, and quantities that match expected selling pace in the community. Most lot option contracts require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. Refer to Note 2 - Summary of significant accounting policies and Note 10 - Lot deposits of the Notes to the Condensed Consolidated Financial Statements for additional information.
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
A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG (“Other Affiliates’ debt”). During the six months ended June 30, 2024 and 2023, Other Affiliates borrowed zero and $136,773, respectively. These amounts are recorded on the Condensed Consolidated Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination. As a result there is no remaining debt balance associated with Other Affiliates as of June 30, 2024. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.
The advances from the revolving construction lines, reflected as Homebuilding debt - Wells Fargo Syndication, are used to build homes and are repaid incrementally upon individual home sales. The various revolving construction lines are collateralized by the homes under construction and developed lots. The revolving construction lines are fully secured, and the availability of funds are based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of June 30, 2024 and December 31, 2023.
The following table and descriptions summarize the Company’s debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Homebuilding Debt - Other	Total
Wells Fargo Bank	8.57%	$19,282,306	$—	$19,282,306
Regions Bank	8.57%	16,315,798	—	16,315,798
Flagstar Bank	8.57%	14,832,543	—	14,832,543
United Bank	8.57%	11,866,035	—	11,866,035
Third Coast Bank	8.57%	8,899,526	—	8,899,526
Other Notes Payable		—	1,528,128	1,528,128
Total debt on contracts		$71,196,208	$1,528,128	$72,724,336

	December 31, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Private Investor Debt	Total
Wells Fargo Bank	8.13%	$20,907,306	$—	$20,907,306
Regions Bank	8.13%	17,690,798	—	17,690,798
Flagstar Bank	8.13%	16,082,543	—	16,082,543
United Bank	8.13%	12,866,035	—	12,866,035
Third Coast Bank	8.13%	9,649,526	—	9,649,526
Other Notes Payable		—	3,255,221	3,255,221
Total debt on contracts		$77,196,208	$3,255,221	$80,451,429
Homebuilding Debt - Wells Fargo Syndication
In July 2021, the Nieri Group entities entered into a $150,000,000 Syndicated Credit Agreement (“Syndicated Line”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Syndicated Line was a three-year revolving credit facility with a maturity date of July 2024, and an option to extend the maturity date for one year that could be exercised upon approval from Wells Fargo. The Syndicated Line also included a $2,000,000 letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Syndicated Line was amended and restated (“First Amendment”) on March 30, 2023 (“Amendment Date”) in connection with the Business Combination and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 (“Second Amendment Date”). As a result of the Second Amendment, UHG became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition, Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. On December 22, 2023 the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement and amended two financial covenants that are described below. On January 26, 2024, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement. As a result of this amendment the Company established a process for the joinder of additional subsidiary borrowers of the Company, and Rosewood was joined, jointly and severally with the Company and GSH as a borrower to the Syndicated Line. No other significant terms of the arrangements were changed other than those relating to the financial covenants and interest rate terms described below.
The interest rates on the borrowings under the Syndicated Line vary based on the Company’s leverage ratio. In connection with the First Amendment, the benchmark interest rate was converted from LIBOR to Secured Overnight Financing Rate (“SOFR”), with no changes in the applicable rate margins. The interest rate is based on the greater of either LIBOR prior to Amendment Date or SOFR post Amendment Date plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.
The remaining availability to be drawn down on the Syndicated Line was $55,496,617 as of June 30, 2024 and $24,398,576 as of December 31, 2023. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.
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
Subsequent events
On August 2, 2024, United Homes Group, Inc. and certain of its subsidiaries entered into the Third Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents (“Third Amendment”), amending the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National

Association as the administrative agent for the Lenders party thereto. This amendment waived the debt service coverage ratio covenant default which occurred on June 30, 2024. The Third Amendment, among other things, extended the maturity date to August 2, 2027 except with respect to two non-extending lenders (representing $73,333,333 of the committed amount), and the total committed amount was reduced to $220,000,000. In addition, the Third Amendment amends certain financial covenants as follows: (i) increases the maximum Leverage Ratio up to 2.50 to 1.00 for up to two quarterly measurement periods during the period beginning on the Third Amendment Effective Date and ending on December 31, 2025, (ii) permits a minimum Debt Service Coverage Ratio of 1.50 to 1.00 for the period from and after June 30, 2024 until June 30, 2025, and a minimum of 2.00 to 1.00 thereafter, and permits a minimum Debt Service Coverage Ratio of 1.35 to 1.00 for up to two quarterly measurement periods during the period beginning on the Third Amendment Effective Date and ending on June 30, 2025, and (iii) increases the minimum liquidity threshold to at least $37,500,000, provided that during any period in which the debt service coverage ratio is less than 1.50 to 1.00, the minimum liquidity threshold will be at least $45,000,000. The Third Amendment also modifies the restrictions on subordinate debt. All other material terms, including interest rate terms, remain the same.
Homebuilding Debt - Other
As a result of the Creekside acquisition, the Company assumed a series of construction loans with a financial institution. The loans have an interest rate of 8.25% and a maturity date of January 26, 2025. The outstanding balance of these arrangements was $1,528,128 as of June 30, 2024.
Private Investor Debt
The Company had other borrowings with private investors totaling zero and $3,255,221 as of June 30, 2024 and December 31, 2023, respectively, which are comprised of other notes payable and mortgage loans acquired in the normal course of business. During the second quarter of 2024, the Company settled the remaining private investor debt and recognized a loss on extinguishment of debt amounting to $103,754.
Convertible Note
The Company entered into a Convertible Note Agreement in connection with the closing of the Business Combination. The Notes have an outstanding balance of $69,040,609 and $68,038,780, as of June 30, 2024 and December 31, 2023, respectively, and mature on March 30, 2028. The Notes bear interest at a rate of 15%. Future interest payments on the remaining outstanding Notes totaled approximately $56,759,391, with approximately $14,335,924 due within the next twelve months. Refer to Note 13 - Convertible note payable of the Notes to the Condensed Consolidated Financial Statements contained in this report for additional information.
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of June 30, 2024, the future minimum lease payments required under these leases totaled $3.3 million, with $0.9 million payable within the next twelve months. Further information regarding Company’s leases is provided in Note 12 - Commitments and contingencies of the Notes to the Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes UHG’s cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net cash flows (used in) provided by operating activities	$(19,142,916)	$50,316,249
Net cash flows (used in) provided by investing activities	(12,733,095)	37,966
Net cash flows provided by financing activities	120,322	30,148,781
Operating Activities
Net cash flows used in operating activities during the six months ended June 30, 2024 was $19.1 million, as compared to cash flows provided of $50.3 million for the six months ended June 30, 2023. The difference in cash flows period over period is a decrease of $69.4 million. This change is primarily attributable to a decrease in cash provided by net income adjusted for non-cash transactions of $11.7 million and a decrease in cash provided by a change in inventory of $57.6 million.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was attributable to cash paid to acquire the homebuilding assets of Creekside Custom Homes of $12.7 million.
Net cash provided by investing activities for the six months ended June 30, 2023 was attributable to proceeds from a promissory note issued in exchange for the sale of fixed assets and proceeds from the sale of property and equipment of $0.1 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $0.1 million compared to net cash provided by financing activities of $30.1 million for the six months ended June 30, 2023. The difference in cash flows period over period is $30.0 million. During the six months ended June 30, 2024 cash flows provided by financing activities was primarily attributable to proceeds from homebuilding debt and land banking arrangements, net of debt issuance costs, of $56.5 million, partially offset by repayment of homebuilding debt and land banking arrangements of $56.4 million. In contrast, during the six months ended June 30, 2023, cash flows provided by financing activities included cash received of $94.4 million as a result of the merger, PIPE, and recapitalization transactions, and proceeds from homebuilding debt of $42.1 million, partially offset by repayment of homebuilding debt of $87.9 million and distributions and net transfers to shareholders and other affiliates of $17.9 million.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, aside from those included below.
Stock-Based Compensation
As of June 30, 2024, the Company had four types of stock-based compensation outstanding: stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) with a market condition and stock warrants. Stock option, RSU, and PSU awards are expensed on a straight-line basis over the requisite service period of the entire award from the date of grant through the period of the last separately vesting portion of the grant. For grants that include graded vesting and either a market or performance condition, the Company utilizes the graded vesting method to recognize compensation expense. The Company accounts for forfeitures when they occur. The Company’s stock warrant awards do not contain a service condition and are expensed on the grant date.
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
Land Banking
In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Condensed Consolidated Balance Sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into lot option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Condensed Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development.

Off-Balance Sheet Arrangements
Land-Light Acquisition Strategy
The Company’s land-light strategy is accomplished by two variations of lot option contracts - lot purchase agreements and land bank option contracts. These lot option contracts grant us the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices from various land developers and land bank partners. The Company has the right to cancel or terminate the lot option contracts at any time for any reason. The legal obligation and economic loss as a resulting from a cancellation or termination is limited to the amount of the deposits paid pursuant to such lot option contracts and, in the case of land bank option contracts, our loss includes capitalized pre-acquisition costs such as lot option fees paid to the land bank partner.
UHG’s pipeline as of June 30, 2024 consists of approximately 9,300 lots, which includes lots that are owned or controlled by Land Development Affiliates, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts. The risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $42.4 million in Lot deposits and $0.9 million of capitalized pre-acquisition costs in Inventories as of June 30, 2024.
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
UHG is subject to market risk on its debt instruments primarily due to fluctuations in interest rates. UHG utilizes both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company’s future earnings and cash flows. UHG has not entered into, nor does it intend to enter into in the future, derivative financial instruments for trading or speculative purposes or to hedge against interest rate fluctuations.
The interest rate on the borrowings under the Syndicated Line is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the Syndicated Line. As of June 30, 2024, UHG had $71.2 million outstanding under the Syndicated Line, which carried a weighted average interest rate of 8.57%. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $0.7 million.
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
As of December 31, 2023, UHG identified material weaknesses in its internal controls in the following areas: ineffective tax review controls; lack of second level reviews in business processes; lack of formal control review and documentation required by COSO principles; ineffective Information Technology General Controls (“ITGCs”) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. During the quarter ended June 30, 2024

UHG identified a new material weakness around the timely execution of a related party lease transaction upon approval by the Related Party Transactions Committee.
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
•realigning existing personnel and adding both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting;
•implementing a more thorough second level review process over the tax provision; and
•ensuring timely execution of related party transactions upon approval from the Related Party Transactions Committee.
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
Changes in Internal Control over Financial Reporting
Except for the efforts to begin remediating the material weaknesses described above, there were no changes during the quarter ended June 30, 2024 in UHG’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)During the quarter ended June 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)None.

Item 6. Exhibits
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Warrant Agreement, dated January 25, 2021, by and between American Stock Transfer & Trust Company and DiamondHead Holdings Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2021)

4.2
Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Conversant Opportunity Master Fund LP (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

4.3
Senior Convertible Promissory Note, dated March 30, 2023, by and between the Company and Dendur Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)

10.1
Third Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of August 2, 2024, among United Homes Group, Inc., Great Southern Homes, Inc., Rosewood Communities, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024)

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
†
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

UNITED HOMES GROUP, INC.
(Registrant)

Dated: August 9, 2024	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)