Form 10-Q
period 2024-09-30
United Homes Group, Inc.
filed 2024-11-12
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, 11,435,170 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

FORM 10-Q
UNITED HOMES GROUP, INC.

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described in this report and in our other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$25,818,156	$56,671,471
Accounts receivable, net	2,913,219	1,661,206
Inventories	164,461,543	182,809,702
Real estate inventory not owned	11,010,256	—
Due from related party	—	88,000
Related party note receivable	551,979	610,189
Income tax receivable	2,483,582	—
Lot deposits	45,748,632	33,015,812
Investment in joint venture	2,443,734	1,430,177
Property and equipment, net	955,369	1,073,961
Operating right-of-use assets	2,392,662	5,411,192
Deferred tax asset	5,559,864	2,405,417
Prepaid expenses and other assets	8,992,846	7,763,565
Goodwill	9,279,676	5,706,636
Total Assets	$282,611,518	$298,647,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$20,825,459	$38,680,764
Homebuilding debt and other affiliate debt	72,196,208	80,451,429
Liabilities from real estate inventory not owned	8,627,228	—
Due to related party	167,349	—
Operating lease liabilities	2,583,802	5,565,320
Other accrued expenses and liabilities	11,679,818	8,353,824
Income tax payable	—	1,128,804
Derivative liabilities	77,161,397	127,610,943
Convertible Notes payable	69,580,943	68,038,780
Total Liabilities	262,822,204	329,829,864

Commitments and contingencies (Note 12)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 11,434,050 and 11,382,282 shares issued and outstanding on September 30, 2024, and December 31, 2023, respectively.	1,143	1,138
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on September 30, 2024, and December 31, 2023, respectively.	3,697	3,697
Additional paid-in capital	7,527,316	2,794,493
Retained earnings (Accumulated deficit)	12,257,158	(33,981,864)
Total Stockholders' equity	19,789,314	(31,182,536)
Total Liabilities and Stockholders' equity	$282,611,518	$298,647,328
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net of sales discounts	$118,643,955	$87,728,091	$328,902,237	$304,646,422
Cost of sales	96,260,928	70,317,796	270,847,467	246,540,874
Gross profit	22,383,027	17,410,295	58,054,770	58,105,548

Selling, general and administrative expense	18,690,057	13,629,713	55,358,040	46,652,432
Net income from operations	3,692,970	3,780,582	2,696,730	11,453,116

Other expense, net	(3,710,079)	(1,199,140)	(9,255,039)	(3,291,755)
Equity in net earnings from investment in joint venture	419,312	293,923	1,075,983	930,405
Change in fair value of derivative liabilities	(7,784,965)	149,703,161	50,650,309	184,981,652
(Loss) income before taxes	(7,382,762)	152,578,526	45,167,983	194,073,418
Income tax (benefit) expense	(43,527)	1,735,839	(1,071,039)	2,372,300
Net (loss) income	$(7,339,235)	$150,842,687	$46,239,022	$191,701,118

Basic and diluted (loss) earnings per share
Basic	$(0.15)	$3.12	$0.96	$4.29
Diluted	$(0.15)	$2.35	$0.86	$3.61

Basic and diluted weighted-average number of shares
Basic	48,389,085	48,356,057	48,375,213	44,723,915
Diluted	48,389,085	64,806,024	63,406,166	54,155,557

The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(1)
(Unaudited)

	Common stock				Additional paid-in capital	Retained earnings (Accumulated deficit)	Total Stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	11,382,282	$1,138	36,973,876	$3,697	$2,794,493	$(33,981,864)	$(31,182,536)
Exercise of employee stock options	1,307	—	—	—	6,427	—	6,427
Issuance of shares related to restricted stock units	14,000	1	—	—	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,509,965	—	1,509,965
Net income	—	—	—	—	—	24,938,224	24,938,224
Balance as of March 31, 2024	11,397,589	$1,139	36,973,876	$3,697	$4,310,884	$(9,043,640)	$(4,727,920)
Exercise of employee stock options	2,614	—	—	—	7,341	—	7,341
Forfeiture of stock options under the 2023 Plan	—	—	—	—	4,950	—	4,950
Issuance of shares related to performance stock units	5,567	1	—	—	(1)	—	—
Taxes related to net share settlement of performance stock units	—	—	—	—	(19,179)	—	(19,179)
Stock-based compensation expense	—	—	—	—	1,840,127	—	1,840,127
Net income	—	—	—	—	—	28,640,033	28,640,033
Balance as of June 30, 2024	11,405,770	$1,140	36,973,876	$3,697	$6,144,122	$19,596,393	$25,745,352
Exercise of employee stock options	18,486	2	—	—	51,922	—	51,924
Forfeiture of stock options under the 2023 Plan	—	—	—	—	2,901	—	2,901
Issuance of shares related to restricted stock units	9,794	1	—	—	(1)	—	—
Taxes related to net share settlement of restricted stock units	—	—	—	—	(28,202)	—	(28,202)
Recognition of derivative liability related to equity incentive plan	—	—	—	—	(211,370)	—	(211,370)
Stock-based compensation expense	—	—	—	—	1,567,944	—	1,567,944
Net loss	—	—	—	—	—	(7,339,235)	(7,339,235)
Balance as of September 30, 2024	11,434,050	$1,143	36,973,876	$3,697	$7,527,316	$12,257,158	$19,789,314

	Common stock				Additional paid-in capital	Retained earnings (Accumulated deficit)	Total Stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022(1)	373,471	$37	36,973,876	$3,697	$1,422,630	$57,577,672	$59,004,036
Distributions and net transfer to shareholders and Other Affiliates	—	—	—	—	—	(4,193,093)	(4,193,093)
Stock-based compensation expense	—	—	—	—	51,079	—	51,079
Forfeiture of private placement warrants	—	—	—	—	890,001	—	890,001
Issuance of common stock upon the reverse recapitalization, net of transaction costs	8,492,528	850	—	—	17,869,735	—	17,870,585
Issuance of common stock related to PIPE Investment	1,333,962	133	—	—	9,501,782	—	9,501,915
Issuance of common stock related to lock-up agreement	421,099	42	—	—	4,194	—	4,236
Recognition of derivative liability related to earnout	—	—	—	—	(242,211,404)	—	(242,211,404)
Recognition of derivative liability related equity incentive plan	—	—	—	—	(1,189,685)	—	(1,189,685)
Earnout stock-based compensation expense for UHG employee options	—	—	—	—	4,448,077	—	4,448,077
Transaction costs related to reverse recapitalization	—	—	—	—	(2,932,426)	—	(2,932,426)
Reclassification of negative APIC related to the reverse recapitalization	—	—	—	—	212,146,017	(212,146,017)	—
Net loss	—	—	—	—	—	(204,504,328)	(204,504,328)
Balance as of March 31, 2023	10,621,060	$1,062	36,973,876	$3,697	$—	$(363,265,766)	$(363,261,007)
Stock-based compensation expense	—	—	—	—	410,530	—	410,530
Exercise of stock options under the 2023 Plan	12,643	1	—	—	132,411	—	132,412
Forfeiture of stock options under the 2023 Plan	—	—	—	—	479,742	—	479,742
Exercise of stock warrants	748,020	75	—	—	(75)	—	—
Transaction costs related to equity issuance	—	—	—	—	(257,721)	—	(257,721)
Net income	—	—	—	—	—	245,362,759	245,362,759
Balance as of June 30, 2023	11,381,723	$1,138	36,973,876	$3,697	$764,887	$(117,903,007)	$(117,133,285)
Stock-based compensation expense	—	—	—	—	1,106,014	—	1,106,014
Exercise of stock options under the 2023 Plan	560	—	—	—	1,567	—	1,567
Recognition of derivative liability related equity incentive plan	—	—	—	—	(89,454)	—	(89,454)
Net income	—	—	—	—	—	150,842,687	150,842,687
Balance as of September 30, 2023	11,382,283	$1,138	36,973,876	$3,697	$1,783,014	$32,939,680	$34,727,529

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

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$46,239,022	$191,701,118
Adjustments to reconcile net income to net cash flows from operating activities:
Credit loss	46,360	87,786
Investment earnings in joint venture	(1,075,983)	(930,405)
Depreciation expense	150,340	154,474
Loss (gain) on disposal of property and equipment	20,000	(1,892)
Loss on extinguishment of debt	103,754	—
Gain on lease modification	(197,427)	—
Amortization of intangible assets	288,957	—
Amortization of deferred financing costs	1,062,455	694,219
Amortization of discount on Convertible Notes	1,542,163	860,432
Amortization of discount on private investor debt	59,638	—
Non-cash interest income	—	(26,002)
Stock compensation expense	4,918,036	6,015,700
Amortization of operating lease right-of-use assets	1,008,706	627,120
Provision for deferred income taxes	(3,154,447)	2,668,586
Change in fair value of contingent earnout liability	(50,864,422)	(191,222,357)
Change in fair value of warrant liabilities	344,821	6,667,249
Change in fair value of equity incentive plan	(130,707)	(426,544)
Change in fair value of contingent consideration	(828,000)	—
Net change in operating assets and liabilities:
Accounts receivable	(1,298,373)	(28,774)
Related party receivable	88,000	1,359,902
Inventories	17,816,019	48,838,741
Lot deposits	(9,677,320)	(17,882,022)
Prepaid expenses and other assets	(239,245)	460,845
Accounts payable	(18,132,403)	2,456,057
Operating lease liabilities	(774,266)	(623,446)
Income tax receivable/ payable	(3,549,960)	(5,444,286)
Due to related parties	167,349	—
Other accrued expenses and liabilities	4,106,613	(517,917)
Net cash flows (used in) provided by operating activities	(11,960,320)	45,488,584
Cash flows from investing activities:
Purchases of property and equipment	(31,750)	(59,229)
Proceeds from the sale of property and equipment	—	66,100
Proceeds from promissory note issued for sale of property and equipment	—	62,190
Payments on business acquisitions	(12,742,895)	(2,166,516)
Proceeds from related party note receivable	58,210	—
Net cash flows used in investing activities	(12,716,435)	(2,097,455)
Cash flows from financing activities:
Proceeds from homebuilding debt	57,000,000	42,500,000
Repayments of homebuilding debt	(65,956,663)	(90,055,992)

Proceeds from sale of real estate inventory not owned	18,049,656	—
Repayments of liabilities from real estate inventory not owned	(9,275,936)	—
Repayments on private investor loans	(4,012,000)	—
Payment of deferred financing costs	(2,044,553)	(3,240,984)
Proceeds from exercise of employee stock options	62,936	5,765
Proceeds from other affiliate debt	—	136,773
Distributions and net transfer to shareholders and Other Affiliates	—	(17,896,302)
Proceeds from Convertible Note, net of transaction costs	—	71,500,000
Proceeds from PIPE investment and lock up	—	4,720,427
Proceeds from Business Combination, net of SPAC transaction costs	—	30,336,068
Payment of equity issuance costs	—	(257,721)
Payment of transaction costs	—	(12,134,293)
Net cash flows (used in) provided by financing activities	(6,176,560)	25,613,741

Net change in cash and cash equivalents	(30,853,315)	69,004,870
Cash and cash equivalents, beginning of year	56,671,471	12,238,835
Cash and cash equivalents, end of year	$25,818,156	$81,243,705

Supplemental cash flow information:
Cash paid for interest	$16,174,037	$12,265,939
Cash paid for income taxes	$5,633,368	$5,299,436

Supplemental disclosures of non-cash activities:
Modification to existing lease	2,212,222	(40,968)
Termination of existing lease	95,035	—
Noncash exercise of employee stock options	2,756	128,214
Forfeiture of employee stock options	7,851	(479,742)
Taxes related to net share settlement of performance stock units	19,179	—
Taxes related to net share settlement of restricted stock units	28,202	—
Settlement of equity awards	5	—
Additions of right-of-use lease assets and liabilities	—	272,543
Promissory note issued for sale of property and equipment	—	665,020
Settlement of co-obligor debt to affiliates	—	8,340,545
Release of guarantor from GSH to shareholder	—	2,841,034
Non-cash distribution to owners of Other Affiliates	—	12,671,122
Earnest money receivable from Other Affiliates	—	2,521,626
Recognition of previously capitalized deferred transaction costs	—	2,932,426
Recognition of derivative liability related to earnout	—	242,211,404
Recognition of derivative liability related to equity incentive plan	211,370	1,279,139
Recognition of warrant liability upon Business Combination	—	1,531,000
Forfeiture of private placement warrants upon Business Combination	—	(890,001)
Issuance of common stock upon the reverse recapitalization	—	39,933,707
Recognition of deferred tax asset upon Business Combination	—	1,870,310
Recognition of income tax payable upon Business Combination	—	701,871
Recognition of assumed assets and liabilities upon Business Combination, net	—	3,588,110
Noncash exercise of stock warrants	—	75
Total non-cash activities	$2,576,620	$320,077,435
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
Prior to the Closing Date, Legacy UHG’s historical financial records, including the historical Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows of Legacy UHG, were prepared on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Condensed Consolidated Statements of Changes in Stockholders’ Equity were adjusted for the retroactive application of the reverse recapitalization using the Exchange Ratio. After March 30, 2023, no carve-out amounts were included in UHG’s financial statements.
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
In addition, all significant transactions between Legacy UHG and GSH have been included in these financial statements. The aggregated net effect of transactions between Legacy UHG and GSH are settled within Retained earnings (Accumulated deficit) on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Stockholders’ Equity as they were not expected to be settled in cash. These amounts were reflected in the Statements of Cash Flows within Distributions and net transfer to shareholders and Other Affiliates and, when transactions were historically not settled in cash, in non-cash activities.
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
Note 2 - Summary of significant accounting policies
Unaudited Interim Condensed Consolidated Financial Statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, notes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for the fair presentation of the Company’s results for the interim periods presented. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the note disclosures from the annual financial statements. Other than policies noted below in this Note, there have been no significant changes to the significant accounting policies disclosed since the Company’s previous annual financial statements. The results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of results to be expected for the year ended December 31, 2024, any other interim periods, or any future year or period.
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
Principles of Consolidation – The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. The Company’s fiscal year end is December 31, and, unless otherwise stated, all years and dates refer to the fiscal year.
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
Inventories and Cost of Sales – The carrying value of inventory is stated at cost unless events and circumstances indicate the carrying value may not be recoverable. Inventory consists of pre-acquisition land costs, land under development, developed lots, homes under construction, and finished homes.
–Pre-acquisition land costs - Pre-acquisition land costs include due diligence costs (such as environmental testing, surveys, engineering, and entitlement costs) related to potential land acquisitions. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the Company’s purchase of the land, including closing costs, lot option fees, property taxes and due diligence costs are also capitalized into pre-acquisition land costs.
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
Real estate inventory not owned - In 2024, the Company entered into a land banking arrangement which resulted in the Company selling certain finished lots it owns to a land banker and simultaneously entering into option agreements to repurchase those finished lots. In accordance with ASC 606, Revenue from contracts with customers, these transactions are considered a financing arrangement rather than a sale because of the Company's options to repurchase these finished lots at a higher price. The amounts recognized as Liabilities from real estate inventory not owned represent the net cash received from the land banking arrangement, consistent with ASC 606. The Liabilities from real estate inventory not owned are excluded from the Company's debt covenant calculations.
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
The Company has a shared services agreement with a related party that operates in the land development business in which the Company will provide accounting, IT, HR, and other administrative support services and receive property maintenance services, due diligence and negotiation assistance with purchasing third party finished lots. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Management determined the related party is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s most significant activities. Accordingly, the Company does not consolidate the VIE. As of September 30, 2024 and December 31, 2023, the Company recognized a payable of $133,174 and a receivable of $88,000 related to the shared services agreement included within Due to and Due from related party on the Condensed Consolidated Balance Sheets, respectively.
The Company enters into lot option contracts with unrelated third party and related party land developers, and land bank option contracts to procure land or lots for the construction of homes. Under these option contracts, the Company funds a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices. Such contracts allow the Company to defer acquiring portions of properties owned by land sellers or land bank partners until the Company has determined whether and when to exercise the option, which may serve to reduce the Company’s financial risks associated with long-term land holdings. Under the terms of the option contracts, the option deposits are not refundable. Management determined it holds a variable interest through its potential to absorb some of the land seller and land bank partners’ first dollar risk of loss by placing a non-refundable deposit.
Management determined that these counterparties to option contracts are VIEs, however the Company is not the primary beneficiary and therefore does not consolidate these VIEs. The creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss due to its involvement with the VIEs is limited to the non-refundable lot deposits, capitalized pre-acquisition costs, and, for certain land bank option contracts, potential performance obligations and cost overruns relative to the property under option.
As of September 30, 2024 and December 31, 2023 the Company recognized $45,748,632 and $33,015,812, respectively, of assets related to option contracts included within Lot deposits and $2,616,624 and zero, respectively, of pre-acquisition land costs included within Inventories on the Condensed Consolidated Balance Sheets. In certain instances where the Company has entered into option agreements to purchase developed lots from a land bank partner, the Company may also enter into an agreement to complete the development of the lots on behalf of the land bank partner at a fixed cost. The Company may be at risk for cost overruns related to the development of the property under option.
In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Condensed Consolidated Balance Sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Condensed Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development. The maximum exposure to loss with respect to the sale and subsequent repurchase of lots to the land banker is limited to the value of the Real estate inventory not owned not financed by the land banker, which was $2,383,028 as of September 30, 2024.
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
–Awards with graded vesting conditions and market or performance-based vesting conditions - Expense is recognized using the graded vesting method over the requisite service period of the award.
–Awards with no service or performance-based vesting conditions - Expense is recognized immediately upon the grant date of the award.
Revenue Recognition - The Company recognizes revenue in accordance with ASC 606. For the three months ended September 30, 2024 and 2023, revenue recognized at a point in time from speculative homes totaled $118,153,571, and $84,644,068, respectively, and revenue recognized over time from land owned by customers totaled $490,384, and $3,084,023, respectively. For the nine months ended September 30, 2024 and 2023, revenue recognized at a point in time from speculative homes totaled $327,130,759, and $294,749,743, respectively, and revenue recognized over time from land owned by customers totaled $1,771,478, and $9,896,679, respectively.
Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2024 and 2023, the Company incurred $723,563 and $511,505, respectively, in advertising and marketing costs. For the nine months ended September 30, 2024 and 2023, the Company incurred $2,307,098 and $1,485,185, respectively.
Recently Issued Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s financial disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s financial disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to disclose specified details about costs and expenses within the notes to the financial statements. This ASU mandates that entities, at each interim and annual period, disclose (1) the amounts of (a) inventory purchases, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion, depreciation, and amortization for oil and gas activities included within each relevant expense caption presented on the income statement within continuing operations. Entities are also required to (2) combine certain disclosures already mandated under GAAP with these new requirements, (3) provide qualitative descriptions of expenses that are not disaggregated quantitatively, and (4) disclose total selling expenses and, annually, the definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s financial disclosures.
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
The CODM reviews the results of operations, including total revenue and pretax income, to assess profitability and allocate resources. The following tables summarize revenues and pre-tax income by segment for the three and nine months ended September 30, 2024, and 2023 as well as total assets by segment as of September 30, 2024 and December 31, 2023, with reconciliations to the amounts reported for the consolidated Company, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues (1):
South Carolina	$114,650,455	$87,678,091	$316,804,885	$304,596,422
Other	4,412,812	343,923	13,173,335	980,405
Total segment revenues	119,063,267	88,022,014	329,978,220	305,576,827
Reconciling items from investment in joint venture	(419,312)	(293,923)	(1,075,983)	(930,405)
Consolidated revenues	$118,643,955	$87,728,091	$328,902,237	$304,646,422

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before taxes:
South Carolina	$8,500,235	$8,503,722	$21,901,008	$24,243,945
Other	(84,259)	175,228	(1,313,368)	811,710
Total segment income before taxes	8,415,976	8,678,950	20,587,640	25,055,655
Corporate reconciling items (2):
Unallocated corporate overhead	(3,637,545)	(3,005,534)	(11,023,866)	(5,709,234)
Stock-based compensation expense	(1,567,945)	(1,106,014)	(4,918,036)	(5,964,621)
Corporate investment income	94,528	614,060	445,244	1,435,372
Corporate interest expense	(2,902,811)	(2,374,756)	(10,573,308)	(5,794,065)
Other	—	68,659	—	68,659
Change in fair value of derivative liabilities	(7,784,965)	149,703,161	50,650,309	184,981,652
Consolidated income before taxes	$(7,382,762)	$152,578,526	$45,167,983	$194,073,418

	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024 (3)	As of December 31, 2023
	Assets		Goodwill
South Carolina	$231,427,100	$255,633,338	$8,779,676	$5,206,636
Other	22,718,926	16,985,564	500,000	500,000
Total segment assets	254,146,026	272,618,902	9,279,676	5,706,636
Corporate reconciling items (2):
Cash and cash equivalents	9,545,438	13,958,645	—	—
Deferred tax asset	4,339,676	3,568,601	—	—
Operating lease right-of-use assets	2,134,248	4,907,617	—	—
Capitalized interest (4)	—	1,933,447	—	—
Prepaid expenses and other assets	2,013,586	1,547,267	—	—
Income tax receivable	10,297,497	—	—	—
Other	135,047	112,849	—	—
Consolidated assets	$282,611,518	$298,647,328	$9,279,676	$5,706,636
___________________________
(1)The Company’s revenue includes revenue recognized at a point in time from production home closings, as well as revenue recognized over time from construction activities on land owned by customers. For the three and nine months ended September 30, 2024 revenues for the South Carolina segment consisted of both point in time and over time revenue, and revenues for the Other segment consisted of primarily point in time revenue. For the three and nine months ended September 30, 2023 all point in time and primarily all over time revenue was recognized at the South Carolina segment.
(2)The corporate reconciling items included prior to consolidated income before taxes include unallocated corporate overhead (which includes public company expenses, corporate general and administrative expenses, and consulting fees), stock-based compensation expense, corporate interest income and expense, changes in fair value of derivative liabilities, and other corporate level items. Similarly, reconciling items included prior to consolidated assets include corporate cash and cash equivalents, deferred tax assets attributable to the corporate entity, and operating lease right-of-use assets. The Company’s overhead functions, such as accounting, treasury, and human resources, are centrally performed and the costs and related assets are not allocated to the Company’s operating segments. Corporate interest expense primarily consists of interest charges on the Convertible Notes. Prior to the merger with DHHC, Legacy UHG did not have a corporate function and therefore did not maintain any corporate level accounts. Following the merger, the Company has implemented a corporate level accounting function, resulting in the need for certain reconciling adjustments which did not exist prior to the Business Combination.
(3)In 2024, the Company acquired selected assets of Creekside Custom Homes, LLC, which resulted in the acquisition of goodwill. See Note 4 - Business acquisitions for further details.

(4)Capitalized interest represents unallocated capitalized interest associated with the Company’s Convertible Notes payable, which was entered into in 2023. See Note 13 - Convertible Notes payable for further details.
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
For the three and nine months ended September 30, 2024, the Company recorded Revenue of $4,667,900 and $11,761,753, respectively, and Net income of $64,230 and $357,055, respectively, related to Creekside operations. Transaction costs of $533,695 related to this transaction were expensed as incurred within the Selling, general and administrative expense line item in the Condensed Consolidated Statement of Operations.
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
The purchase price allocation as of September 30, 2024 is as follows:

Purchase Price Allocation
Inventories	$10,478,116
Lot deposits	3,055,500
Property and equipment, net	20,000
Intangible assets	442,000
Goodwill	3,573,040
Liabilities	(4,825,761)
Total purchase price	$12,742,895
Rosewood Communities, Inc.
On October 25, 2023, the Company completed the acquisition of 100% of the common stock of Rosewood Communities, Inc., a South Carolina corporation (“Rosewood”) (the “Rosewood Acquisition”) for a purchase price of $24,681,948, of which $22,674,948 was in cash. The remaining purchase price was related to a $300,000 warranty cost reserve and contingent consideration based on 25% of the EBITDA attributable to Rosewood’s business through December 31, 2025. The initial estimate of the contingent consideration was approximately $1,707,000. The acquisition allows the Company to further expand its presence in the Upstate region of South Carolina.
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
The Company entered into an agreement with Herring Homes to provide certain services including providing the use of UHG employees to finish unacquired work in progress inventory and treasury management in exchange for fees outlined in the agreement. Subsequent to the acquisition, UHG acquired 50 lots and 12 homes under construction in separate transactions for a fair value of $4.9 million and $5.9 million, respectively, in the Raleigh, North Carolina market.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited Pro Forma	2024	2023	2024	2023
Total Revenue	$118,643,955	$108,285,055	$330,201,342	$365,782,960
Net (loss) income	$(7,229,643)	$153,794,777	$47,214,614	$198,274,651
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
The Convertible Notes payable is presented on the Condensed Consolidated Balance Sheet at its amortized cost and not at fair value. As of September 30, 2024, the fair value of the Convertible Notes is $121,700,000. See Note 13 - Convertible Notes payable for further details on how the fair value was estimated.
All other financial instruments except for Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability, Contingent consideration, and Convertible Notes payable are classified within Level 1 or Level 2 of the fair value hierarchy because the Company values these instruments either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
The estimated fair value of the Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability, Contingent consideration, and Convertible Notes payable is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 16 - Warrant liability, Note 15 - Earnout shares, Note 14 - Stock-based compensation, and Note 13 - Convertible Notes payable respectively.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation.

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$64,702,340	$64,702,340
Derivative private placement warrant liability	—	—	3,352,328	3,352,328
Derivative public warrant liability	8,622,413	—	—	8,622,413
Derivative stock option liability	—	—	484,316	484,316
Total derivative liability	8,622,413	—	68,538,984	77,161,397
Contingent consideration	—	—	1,060,000	1,060,000
Total fair value	$8,622,413	$—	$69,598,984	$78,221,397

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$115,566,762	$115,566,762
Derivative private placement warrant liability	—	—	3,292,996	3,292,996
Derivative public warrant liability	8,336,925	—	—	8,336,925
Derivative stock option liability	—	—	414,260	414,260
Total derivative liability	8,336,925	—	119,274,018	127,610,943
Contingent consideration	—	—	1,888,000	1,888,000
Total fair value	$8,336,925	$—	$121,162,018	$129,498,943
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the nine month period ended September 30, 2024 and the year ended December 31, 2023.
The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis:

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Contingent consideration
Liability at January 1, 2024	$115,566,762	$3,292,996	$414,260	$1,888,000
Exercise of liability awards	—	—	(2,756)	—
Change in fair value	(26,439,827)	29,667	(85,125)	(875,000)
Liability at March 31, 2024	$89,126,935	$3,322,663	$326,379	$1,013,000
Forfeitures	—	—	(4,950)	—
Change in fair value	$(27,568,356)	$(1,216,332)	(79,626)	24,000
Liability at June 30, 2024	$61,558,579	$2,106,331	$241,803	$1,037,000
Forfeitures	—	—	(2,901)	—
Recognition	—	—	211,370	—
Change in fair value	3,143,761	1,245,997	34,044	23,000
Liability at September 30, 2024	$64,702,340	$3,352,328	$484,316	$1,060,000

Note 6 - Inventories
The following table and descriptions summarize the Company’s inventory as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Pre-acquisition land costs	$2,926,546	$—
Land under development	—	8,846,666
Developed lots	19,090,112	26,380,906
Homes under construction	53,528,286	100,929,615
Finished homes	88,916,599	46,652,515
Total inventory	$164,461,543	$182,809,702
Developed lots that were self developed or purchased at fair value from third parties and related parties was $19,090,112 and $22,046,804 as of September 30, 2024 and December 31, 2023, respectively.
The Company capitalizes into Inventories interest costs incurred on homes under construction during the construction period until they are substantially complete. A summary of capitalized interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capitalized interest at beginning of the period:	$2,775,576	$847,951	$3,026,083	$1,250,460
Interest incurred	5,676,512	4,779,675	16,318,405	12,343,274
Interest expensed:
Included in cost of sales	(1,524,748)	(1,531,318)	(6,696,856)	(6,078,117)
Directly to interest expense	(3,649,306)	(2,039,512)	(9,369,598)	(5,458,821)
Capitalized interest at end of the period:	$3,278,034	$2,056,796	$3,278,034	$2,056,796
Note 7 - Property and equipment
Property and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

Asset Group	September 30, 2024	December 31, 2023
Buildings	$170,867	$170,867
Furniture and fixtures	505,441	507,972
Land	63,000	63,000
Leasehold improvements	96,667	81,605
Machinery and equipment	146,822	146,822
Office equipment	50,337	36,780
Vehicles	524,546	563,455
Total Property and equipment	$1,557,680	$1,570,501
Less: Accumulated depreciation	(602,311)	(496,540)
Property and equipment, net	$955,369	$1,073,961
Depreciation expense, included within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations was $49,383 and $23,594 for the three months ended September 30, 2024 and 2023, respectively, and $150,340 and $154,474 for the nine months ended September 30, 2024, and 2023, respectively.

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
A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG (“Other Affiliates’ debt”). During the nine months ended September 30, 2024 and 2023, Other Affiliates borrowed zero and $136,773, respectively. These amounts are recorded on the Condensed Consolidated Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from other affiliate debt and repayments as Repayments of other affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination. As a result there is no remaining debt balance associated with Other Affiliates as of September 30, 2024. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.
The advances from the revolving construction line, reflected as Homebuilding debt - Wells Fargo Syndication, are used to build homes and are repaid incrementally upon individual home sales. The revolving construction line is collateralized by the homes under construction and developed lots. The revolving construction line is fully secured, and the availability of funds is based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, all outstanding debt is considered short-term as of September 30, 2024 and December 31, 2023.
The following table and descriptions summarize the Company’s debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication
Wells Fargo Bank	8.52%	$19,553,139
Regions Bank	8.52%	16,544,965
Flagstar Bank	8.52%	15,040,877
United Bank	8.52%	12,032,701
Third Coast Bank	8.52%	9,024,526
Total debt on contracts		$72,196,208

	December 31, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Private Investor Debt	Total
Wells Fargo Bank	8.13%	$20,907,306	$—	$20,907,306
Regions Bank	8.13%	17,690,798	—	17,690,798
Flagstar Bank	8.13%	16,082,543	—	16,082,543
United Bank	8.13%	12,866,035	—	12,866,035
Third Coast Bank	8.13%	9,649,526	—	9,649,526
Other notes payable		—	3,255,221	3,255,221
Total debt on contracts		$77,196,208	$3,255,221	$80,451,429

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
The Syndicated Line was amended and restated (“First Amendment”) on March 30, 2023 (“Amendment Date”) in connection with the Business Combination and made GSH the sole borrower of the Syndicated Line. An additional amendment and restatement (“Second Amendment”) was entered into on August 10, 2023 in which UHG became a co-borrower of the Syndicated Line, the maximum borrowing capacity was increased to $240,000,000, and the maturity date was extended to August 10, 2026. In addition, Wells Fargo Bank and Regions Bank increased their participation in the Syndicated Line, three lenders exited the Syndicated Line, and three lenders joined as new participants of the Syndicated Line. On December 22, 2023 the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement and amended two financial covenants. On January 26, 2024, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement. As a result of this amendment the Company established a process for the joinder of additional subsidiary borrowers of the Company, and Rosewood was joined, jointly and severally with the Company and GSH, as a borrower to the Syndicated Line. On August 2, 2024 (the “Third Amendment Effective Date”), the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents (“Third Amendment”) which extended the maturity date to August 2, 2027 except with respect to two non-extending lenders (representing $73,333,333 of the committed amount), reduced the borrowing capacity to $220,000,000, and amended three financial covenants. No other significant terms of the arrangements were changed as a result of these amendments other than those relating to the interest rate terms described below. The financial covenants referenced below are reflective of these amendments.
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
The remaining availability to be drawn down on the Syndicated Line was $63,174,454 as of September 30, 2024 and $24,398,576 as of December 31, 2023. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.
The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $70 million, plus (ii) 25% of positive actual consolidated earnings earned in any fiscal quarter end, (iii) 100% of new equity contributed to the Company, (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, except for up to two quarterly measurement periods in which the ratio shall not exceed 2.50 to 1.00 during the period beginning on the Third Amendment Effective Date and ending on December 31, 2025, (c) a minimum debt service coverage ratio of no less than 1.50 to 1.00 for the period from and after June 30, 2024 until June 30, 2025, and a minimum of 2.00 to 1.00 thereafter, and permits a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.00 for up to two quarterly measurement periods during the period beginning on the Third Amendment Effective Date and ending on June 30, 2025, (d) a minimum liquidity amount of not less the greater of $37,500,000 from and after June 30, 2024, provided that during any period in which the debt service coverage ratio is less than 1.50 to 1.00, the minimum liquidity threshold will be at least (i) $45,000,000, or (ii) an amount equal to 1.50x the trailing twelve month interest incurred and (e) unrestricted cash of not less than $15,000,000 at all times. The Company was in compliance with all debt covenants as of September 30, 2024 and December 31, 2023.
In connection with the amendments of the Syndicated Line, the Company incurred debt issuance costs, of which $1,846,473 has been deferred and is being amortized over the remaining life of the Syndicated Line. The amendments are accounted for as modifications of an existing line of credit under ASC 470, Debt, for any lenders that continue to participate in the Syndicated Line. As a result, any previously unamortized deferred costs related to those lenders will continue to be amortized over the remaining life of the Syndicated Line. For lenders that no longer participate or did not renew as of the Third Amendment Date, the Company expensed all or some of the remaining unamortized deferred costs associated with their portion of the Syndicated Line. The Company recognized $371,470 and $358,325 of amortized deferred financing costs within Other expense, net for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $1,009,480 and $694,219, respectively. Outstanding deferred financing costs related to the Company’s Homebuilding debt were $3,807,362 and $2,970,369 as of September 30, 2024 and December 31, 2023, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the debt is a revolving arrangement.
Homebuilding Debt - Other
As a result of the Creekside acquisition, the Company assumed a series of construction loans with a financial institution. During the third quarter of 2024, the Company settled the remaining construction loans with the financial institution. No gain or loss on extinguishment of debt was recorded as part of the transaction.
Private Investor Debt
The Company had other borrowings with private investors totaling zero and $3,255,221 as of September 30, 2024 and December 31, 2023, respectively, which were comprised of other notes payable and mortgage loans acquired in the normal course of business. During the second quarter of 2024, the Company settled the remaining private investor debt and recognized a loss on extinguishment of debt amounting to $103,754.
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
The below table summarizes Legacy UHG transactions with the Land Development Affiliates and Other Operating Affiliates for the nine months ended September 30, 2023. There were no such transactions with Land Development Affiliates and Other Operating Affiliates for the three months ended September 30, 2023 and the three and nine months ended September 30, 2024, respectively.

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
Sale-leaseback
In December 2022, Legacy UHG closed on 19 sale-leaseback transactions with related parties, whereby it is the lessee. The leases commenced on January 1, 2023. The Company is responsible for paying the operating expenses associated with the model homes while under lease. The rent expense associated with related party sale-leaseback agreements was $64,200 and $116,975 for the three months ended September 30, 2024 and 2023, respectively, and $230,300 and $368,825 for the nine months ended September 30, 2024 and 2023, respectively.
Leases
In addition to the transactions above, Legacy UHG has entered into four separate operating lease agreements with a related party, including a lease of an office space used for its corporate headquarters. During the second quarter of 2024, the Company modified the lease of its corporate headquarters to reduce the leased space for the premises, which was accounted for as a lease modification and partial termination. The Company recorded a gain of $197,427 as a result of the modification. The terms of the related party leases, including rent expense and future minimum payments, are described in Note 12 - Commitments and contingencies. As of September 30, 2024, the Company has an outstanding receivable of $37,068 with the related party, which is presented within Due to related party on the Condensed Consolidated Balance Sheets.
Services agreement
The Company shares office spaces with a related party and certain employees of the Company provide services to the same related party. As such, the Company allocates certain shared costs to the related party in line with a predetermined methodology based on headcount. During the three months ended September 30, 2024 and 2023, the Company allocated overhead costs to the related party in the amount of $245,516 and $64,614, respectively, and $406,273 and $375,805 for the nine months ended September 30, 2024 and 2023, respectively. The Company was charged for property maintenance, consulting, and land development management services in the amount of $253,564 and zero for the three months ended September 30, 2024, and 2023, and $621,974 and $71,672 for the nine months ended September 30, 2024 and 2023, respectively, by the same related party. The remaining balance outstanding as of September 30, 2024 and December 31, 2023 was a payable of $133,174 and a receivable of $88,000, respectively, and is presented within Due to and Due from related party on the Condensed Consolidated Balance Sheets.
General contracting
The Company has been engaged as a general contractor by several related parties. For the three months ended September 30, 2024 and 2023, Revenue of $114,187 and $1,002,900, respectively, and Cost of sales of $95,156 and $953,802, respectively, were recognized in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2024, and 2023, Revenue of $641,064 and $2,435,186, respectively, and Cost of sales of $531,357 and $2,165,259, respectively, were recognized in the Condensed Consolidated Statement of Operations.
Other
During the three and nine months ended September 30, 2024, the Company recognized Revenue of $629,700 within the Condensed Consolidated Statement of Operations related to speculative homes purchased by related parties.
During the three and nine months ended September 30, 2024, the Company paid certain land closing costs on behalf of a related party to transfer the land to one of the Company’s land banking partners. As of September 30, 2024, the Company has capitalized $163,570 of closing costs within Pre-acquisition costs on the Condensed Consolidated Balance Sheets related to this transaction.
The Company utilizes a related party vendor to perform certain civil engineering services. For the three months ended September 30, 2024 and 2023, expenses of $84,878 and $13,125, respectively, and for the nine months ended

September 30, 2024, and 2023, $84,878 and $61,037, respectively, were recognized in the Condensed Consolidated Statement of Operations.
During the three and nine months ended September 30, 2024, the Company utilized a related party vendor to perform certain consulting services. For the three and nine months ended September 30, 2024, expenses of $40,815 and $95,748, respectively, were recognized in the Condensed Consolidated Statement of Operations.
The Company utilized a related party vendor for certain aviation services. For the three and nine months ended September 30, 2024, expenses of zero and $12,038, respectively, were recognized in the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2023, the company did not incur any expenses related to aviation services. The remaining balance outstanding for reimbursed services as of September 30, 2024 and December 31, 2023 was a receivable of $2,893 is presented within Due to related party on the Condensed Consolidated Balance Sheets.
Note 10 - Lot deposits
The Company’s land-light strategy is accomplished in two ways - lot option contracts with unrelated third party and related party land developers and land bank option contracts. Most option contracts require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price over a specified period of time. Such agreements enable the Company to defer acquiring portions of properties owned by land sellers and land bank partners until the Company determines whether and when to complete such acquisition, which may serve to reduce financial risks associated with long-term land holdings.
As of September 30, 2024 all interests in option contracts, including with related parties, are recorded within Lot deposits on the Condensed Consolidated Balance Sheet and presented in the table below. The following table provides a summary of the Company’s interest in option contracts as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Lot deposits	$45,748,632	$33,015,812
Remaining purchase price	322,705,100	231,333,171
Total contract value	$368,453,732	$264,348,983
Out of the lot deposits outstanding as of September 30, 2024 and December 31, 2023, $7,446,531 and $28,363,053, respectively, are with related parties.
The Company has the right to cancel or terminate the option contracts at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid and any capitalized pre-acquisition costs. The cancellation or termination of a option contract results in the Company recording a write-off of the nonrefundable deposit to Cost of sales. For the three and nine months ended September 30, 2024, the Company had $20,000 and $343,000 forfeited option contract deposits, respectively. For the three and nine months ended September 30, 2023, the Company had zero forfeited option contract deposits. The deposits placed by the Company pursuant to the option contracts are deemed to be a variable interest. See Note 2 - Summary of significant accounting policies for the policy and conclusions about unconsolidated variable interest entities.
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
The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty reserves at beginning of the period	$1,425,754	$1,309,863	$1,301,796	$1,371,412
Reserves provided	311,474	226,407	869,177	754,027
Payments for warranty costs	(173,667)	(162,389)	(607,412)	(751,558)
Warranty reserves at end of the period	$1,563,561	$1,373,881	$1,563,561	$1,373,881
Note 12 - Commitments and contingencies
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $241,903 and $229,407 within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $1,029,744 and $617,194, respectively.
Operating lease expense included variable lease expense of $3,901 and $15,578 for the three months ended September 30, 2024 and 2023, respectively, Operating lease expense included variable lease expense of $21,158 and $36,037 for the nine months ended September 30, 2024 and 2023, respectively. The weighted-average discount rate for the operating leases was 9.41% and 7.25% during the nine months ended September 30, 2024 and 2023, respectively. The weighted-average remaining lease term was 3.74 and 1.91 years for the nine months ended September 30, 2024 and 2023, respectively.
The maturity of the contractual, undiscounted operating lease liabilities as of September 30, 2024 are as follows:

Lease Payment
2024	$248,168
2025	853,942
2026	739,166
2027	696,069
2028 and thereafter	522,052
Total undiscounted operating lease liabilities	$3,059,397
Interest on operating lease liabilities	(475,595)
Total present value of operating lease liabilities	$2,583,802
The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in our recognized operating ROU assets and operating lease liabilities. The Company recorded $29,184 and $73,409 of rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, respectively, and $106,437 and $256,282 for the nine months ended September 30, 2024 and 2023, respectively.
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

Rosewood Proceedings
Rosewood has been named as a co-defendant in a lawsuit alleging negligence/recklessness and breach of certain implied warranties arising out of Rosewood’s construction of homes in a subdivision prior to the Company’s acquisition of Rosewood. The Company is continuing to gather facts and evaluate the plaintiffs’ claims and possible defenses.
The Company believes that a loss related to this matter is reasonably possible; however, the Company cannot estimate the amount or a range of reasonably possible losses for this matter, if any, at this time, due to several factors. These factors include the extent of possible recovery from Rosewood’s insurer, allocation of liability among certain co-defendants, and the causation of certain of the plaintiff’s alleged damages. While we intend to defend against these claims, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on our Condensed Consolidated Financial Statements.
Note 13 - Convertible Notes payable
In connection with the closing of the Business Combination, GSH entered into a Note Purchase Agreement, dated March 21, 2023, and effective March 30, 2023, with DHHC and the Convertible Notes Investors, pursuant to which the Convertible Notes Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares (the “PIPE Investment”). The aggregate proceeds of the PIPE Investment were $75.0 million and were allocated between the securities issued.
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
The Notes are convertible at the holder’s option into UHG Class A Common Shares at any time after March 30, 2024 through March 30, 2028, at a per share price of $5.58 (“Initial Conversion Price”). The Initial Conversion Price is subject to adjustments for certain anti-dilution provisions as provided in the Notes. If an anti-dilution event occurs, the number of shares of common stock issuable upon conversion may be higher than implied by the Initial Conversion Price. Each Note is also convertible at the Company’s option into UHG Class A Common Shares, at any time after the second anniversary of the Closing Date if the VWAP per UHG Class A Common Share exceeds $13.50 for 20 trading days in a 30 consecutive trading day period. The Company was not required to bifurcate either of these conversion features as they met the derivative classification scope exception as described in ASC 815-15 Derivatives and Hedging - Embedded Derivatives.
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
The below table presents the outstanding balance of the Notes as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning Balance - Par	$80,000,000	$80,000,000
Unamortized Discount	(10,419,057)	(11,961,220)
Carrying Value	$69,580,943	$68,038,780

Interest expense included within Other expense, net on the Condensed Consolidated Statements of Operations was $2.3 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $6.7 million and $5.5 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense included within Cost of sales on the Condensed Consolidated Statements of Operations was $0.7 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $3.9 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.
The following assumptions were used in the Binomial and Monte Carlo valuation models to determine the estimated fair value of the Notes at the issue date, September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.60%	3.97%
Expected volatility	50%	40%
Expected dividend yield	—%	—%
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
Note 14 - Stock-based compensation
Stock Options
The following table summarizes the activity relating to the Company’s stock options for the nine months ended September 30, 2024:

	Stock Options	Weighted-Average Per Share Exercise Price
Outstanding, December 31, 2023	3,886,248	$9.72
Granted	1,806,000	6.97
Exercised	(21,847)	2.81
Forfeited	(549,681)	8.39
Outstanding, September 30, 2024	5,120,720	$8.93
Options exercisable at September 30, 2024	1,058,940	$8.70
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
On February 26, 2024, the Company granted 272,000 stock options to directors that vest annually in equal installments over three years. The options also include a clause which accelerates the vesting of the options on the date, if any, that the VWAP of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $12.00. The grant date fair value of the options was $3.65 and was determined using the Black-Scholes and Monte Carlo models. As of September 30, 2024, the accelerator had not been triggered.
The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense for stock options is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations. Stock

compensation expense included in the Condensed Consolidated Statements of Operations for stock options for the three months ended September 30, 2024 and 2023 was $1,355,890 and $1,100,007, respectively, and $4,227,632 and $1,561,616 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was unrecognized stock compensation expense related to non-vested stock option arrangements totaling $14,912,464. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 2.82 years.
Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815, Derivatives and Hedging as a derivative liability and marked to market at each reporting period end. As of September 30, 2024, and December 31, 2023, the derivative liability of stock options amounts to $484,316 and $414,260, respectively, and is included within Derivative liability on the Condensed Consolidated Balance Sheets.
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
Stock-based compensation expense included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $46,872 for the three months ended September 30, 2024, and $227,251 for the nine months ended September 30, 2024, including $100,240 related to the immediately vested RSUs. For the three and nine months ended September 30, 2023, stock-based compensation expense was $6,007. As of September 30, 2024, there was unrecognized pre-tax compensation expense of $586,718 related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.16 years.
The following table summarizes the time-based RSU activity for the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2023	64,593	$6.59
Granted	65,700	7.02
Vested	(29,260)	6.86
Forfeited	(6,033)	6.74
Outstanding, September 30, 2024	95,000	$6.79
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
The grant date fair value of each such PSU was $3.45, which was determined using the Monte Carlo simulation method. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for PSUs was $165,183 and $463,153 for the three and nine months ended September 30, 2024. As of September 30, 2024, there was unrecognized pre-tax compensation expense of $1,126,433 related to PSUs that is expected to be recognized over a weighted-average period of 1.62 years.

The following table summarizes the PSU activity for the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2023	—	$—
Granted	478,000	3.45
Vested	(8,500)	3.45
Forfeited	(17,250)	3.45
Outstanding, September 30 , 2024	452,250	$3.45
Stock warrants
In January 2022, Legacy UHG granted an option to non-employee directors to purchase 1,867,368 stock warrants for $150,000. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant, which represents an out-of-the-money strike price. The warrants can be exercised for 10 years starting from July 1, 2022. Using the Black-Scholes valuation model, the Company determined the aggregate fair value of these warrants to be approximately $1,376,800 as of the grant date. There were no additional stock warrants granted, and no compensation expense recorded, during the three and nine months ended September 30, 2024 and 2023.
On April 28, 2023, a warrant holder of the stock warrants exercised their warrants. 1,120,421 stock warrants were exercised in a cashless exercise whereby the Company issued 748,020 UHG Class A Common Shares in accordance with the conversion terms. As of September 30, 2024, there are 746,947 stock warrants outstanding.
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
There are two units of account within the Earnout Shares depending on the Earnout Holder. If the Earnout Holder is either a GSH Equity Holder or Sponsor, the instrument will be accounted for as a derivative liability. If the Earnout Holder is an Employee Option Holder, the instrument will be accounted for as an equity classified award. The following table summarizes the number of Earnout Shares allocated to each unit of account as of September 30, 2024:

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

As of September 30, 2024, the fair value of the Earnout Shares was $3.52 per share issuable upon Triggering Event I, $2.90 per share issuable upon Triggering Event II and $2.41 per share issuable upon Triggering Event III.
The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

Inputs	September 30, 2024	December 31, 2023
Current stock price	$6.14	$8.43
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	3.50	4.25
Earnout period (in years)	3.50	4.25
Risk-free interest rate	3.60%	4.00%
Expected volatility	50%	40%
Expected dividend yield	—%	—%
For the three and nine months ended September 30, 2024, the change in fair value of the earnout shares resulted in a loss of $3.1 million and a gain of $50.9 million, primarily resulting from changes in the company's stock price. For the three and nine months ended September 30, 2023 the change in fair value of the earnout shares resulted in a gain of $148.7 million and $191.2 million, primarily resulting from changes in the company's stock price.
As none of the earnout Triggering Events have occurred as of September 30, 2024, no shares have been distributed.
Note 16 - Warrant liability
Immediately prior to the Closing Date, 2,966,670 of the 5,933,333 Private Placement Warrants were forfeited. The remaining 2,966,663 Private Placement Warrants were recognized as a liability on the Closing Date at fair value. The Private Placement Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the three and nine months ended September 30, 2024 resulted in a loss of $1.2 million and $0.1 million, respectively. For the three and nine months ended September 30, 2023 the change in fair value resulted in a gain of $0.3 million and a loss of $2.3 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

Inputs	September 30, 2024	December 31, 2023
Current stock price	$6.14	$8.43
Exercise price	$11.50	$11.50
Expected life (in years)	3.50	4.25
Risk-free interest rate	3.60%	4.00%
Expected volatility	50%	40%
Expected dividend yield	—	—
The Public Warrants were initially recognized as a liability on the Closing Date at a fair value. The Public Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the three and nine months ended September 30, 2024 resulted in a loss of $3.4 million and $0.3 million, respectively. For the three and nine months ended September 30, 2023, the change in fair value of the public warrant liability resulted in a gain of $0.3 million and loss of $4.4 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.

Note 17 - Income taxes
The Company recognized an income tax benefit for the three and nine months ended September 30, 2024 of $43,527 and $1,071,039, respectively, as compared to an income tax expense of $1,735,839 and $2,372,300 for the three and nine months ended September 30, 2023. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. Excluding discrete items related to fair value adjustments on derivative liabilities, the Company's estimated effective tax rate as of September 30, 2024 is 17.0% as compared to 26.2% as of September 30, 2023. This differs from the federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible expenses.
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
Total contributions paid to the plans for UHG’s employees for the three months ended September 30, 2024 and 2023 were approximately $84,942, and $51,570, respectively, and $256,818 and $168,682 for the nine months ended September 30, 2024 and 2023, respectively. These amounts are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Note 19 - Earnings per share
The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.
The weighted average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. The equity structure of the Company for the three and nine months ended September 30, 2024 and 2023 reflects the equity structure of DHHC, including the equity interests issued by DHHC to effect the business combination.

The following table sets forth the computation of the Company’s basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$(7,339,235)	$150,842,687	$46,239,022	$191,701,118
Basic income available to common shareholders	$(7,339,235)	$150,842,687	$46,239,022	$191,701,118

Effect of dilutive securities:
Add back:
Interest on Convertible Notes payable, net of tax	—	1,752,570	8,143,156	4,276,020
Change in fair value of stock options - liability classified, net of tax	—	(250,156)	(95,900)	(306,489)
Diluted income available to common shareholders	$(7,339,235)	$152,345,101	$54,286,278	$195,670,649

Weighted-average number of common shares outstanding - basic	48,389,085	48,356,057	48,375,213	44,723,915
Effect of dilutive securities:
Convertible Notes	—	16,000,000	14,336,917	8,379,450
Stock options - equity classified	—	—	365,389	206,271
Stock options - liability classified	—	43,259	37,480	70,894
Stock warrants	—	406,708	281,307	775,027
Restricted stock units	—	—	9,860	—
Weighted-average number of common shares outstanding - diluted	48,389,085	64,806,024	63,406,166	54,155,557

Net earnings per common share:
Basic	$(0.15)	$3.12	$0.96	$4.29
Diluted	$(0.15)	$2.35	$0.86	$3.61
The following table summarizes potentially dilutive outstanding securities for the three months ended September 30, 2024 and 2023 that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock warrants	237,427	—	—	—
Private placement warrants	2,966,663	2,966,663	2,966,663	23,618
Public warrants	8,625,000	8,625,000	8,625,000	68,664
Stock options - equity classified	4,864,266	3,914,673	4,419,683	—
Stock options - liability classified	109,796	—	25,167	—
Restricted stock units	55,005	14,477	33,691	4,826
Convertible Notes	14,336,918	—	—	—
Total anti-dilutive features	31,195,075	15,520,813	16,070,204	97,108
The Company’s 21,886,379 Earnout Shares and 452,250 PSUs are excluded from the anti-dilutive table above for the three and nine months ended September 30, 2024 and 2023, as the underlying shares remain contingently issuable as the Earnout Triggering Events and performance-based conditions, respectively, have not been satisfied.

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
UHG’s pipeline currently consists of approximately 8,600 lots, which includes lots that are owned or controlled by related parties and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts or land bank option contracts.
Since its founding in 2004, UHG has delivered approximately 15,000 homes and currently builds in 55 active subdivisions at prices that generally range from approximately $200,000 to approximately $600,000. For the three months ended September 30, 2024 and 2023, UHG had 341 and 272 net new orders, and generated approximately $118.6 million and $87.7 million in revenue on 369 and 283 closings, respectively. For the nine months ended September 30, 2024 and 2023, UHG had 1048 and 1,002 net new orders, and generated approximately $328.9 million and $304.6 million in revenue on 1,017 and 996 closings, respectively.
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
UHG revenues increased from approximately $87.7 million for the three months ended September 30, 2023 to $118.6 million for the three months ended September 30, 2024. For the three months ended September 30, 2024, UHG generated net loss of approximately $7.3 million, which included $7.8 million related to the change in fair value of derivative liabilities, gross profit of 18.9%, adjusted gross profit of 20.6%, and adjusted EBITDA margin of 7.6%, representing a decrease of $158.1 million, a decrease of 0.9%, a decrease of 1.5%, and a decrease of 2.4%, respectively, from the three months ended September 30, 2023.
UHG revenues increased from approximately $304.6 million for the nine months ended September 30, 2023 to $328.9 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, UHG generated net income of approximately $46.2 million, which included $50.7 million related to the change in fair value of derivative liabilities, gross profit of 17.7%, adjusted gross profit of 20.7%, and adjusted EBITDA margin of 7.3%, representing decrease of $145.5 million, a decrease of 1.4%, a decrease of 0.5%, and a decrease of 2.7%, respectively, from the nine months ended September 30, 2023.
Adjusted gross profit, EBITDA, adjusted EBITDA, and EBITDA margin are not financial measures under generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.

In recent years the homebuilding industry has faced headwinds due to macro-economic factors, such as rising inflation and the Federal Reserve’s response of raising interest rates beginning in March 2022 and continuing through July 2023. As a result, new home demand has been negatively impacted by affordability concerns from higher mortgage rates. In response to softer demand for new homes, UHG introduced additional sales incentives, mostly in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs. While the Federal Reserve reduced its federal funds rate in September 2024, the 10-year Treasury Yield has increased, resulting in mortgage rates remaining elevated. While UHG cannot predict the extent to which the aforementioned factors will impact its performance, it believes that its land-light business model positions it well to effectively navigate market volatility.
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
Components of Results of Operations
There have been no material changes to the components of our results of operations described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the most recent Annual Report filed with the SEC.
Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table presents summary results of operations for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$118,643,955	$87,728,091	$30,915,864	35.2%
Cost of sales	96,260,928	70,317,796	25,943,132	37.0%
Selling, general and administrative expense	18,690,057	13,629,713	5,060,344	37.5%
Other expense, net	(3,710,079)	(1,199,140)	(2,510,939)	209.4%
Equity in net earnings from investment in joint venture	419,312	293,923	125,389	42.7%
Change in fair value of derivative liabilities	(7,784,965)	149,703,161	(157,488,126)	(105.2)%
(Loss) Income before taxes	$(7,382,762)	$152,578,526	$(159,961,288)	(104.8)%
Income tax (benefit) expense	(43,527)	1,735,839	(1,779,366)	(102.5)%
Net (loss) income	$(7,339,235)	$150,842,687	$(158,181,922)	(104.8)%
Other Financial and Operating Data:
Active communities at end of period(a)	55	53	2	3.8%
Home closings	369	283	86	30.4%
Average sales price of homes closed(b)	$320,199	$315,836	$4,363	1.4%
Net new orders (units)	341	272	69	25.4%
Cancellation rate	12.8%	14.7%	(1.9)%	(12.9)%
Backlog	220	282	(62)	(22.0)%
Gross profit	$22,383,027	$17,410,295	$4,972,732	28.7%
Gross profit %(c)	18.9%	19.8%	(0.9)%	(4.5)%
Adjusted gross profit(d)	$24,480,958	$19,388,940	$5,092,018	26.3%
Adjusted gross profit %(c)	20.6%	22.1%	(1.5)%	(6.8)%
EBITDA(d)	$(1,634,820)	$156,561,832	$(158,196,652)	(101.0)%
EBITDA margin %(c)	(1.4)%	178.5%	(179.9)%	(100.8)%
Adjusted EBITDA(d)	$8,978,713	$8,797,192	$181,521	2.1%
Adjusted EBITDA margin %(c)	7.6%	10.0%	(2.4)%	(24.0)%
______________________________
(a)UHG had ten and six communities in closeout for the three months ended September 30, 2024 and 2023. These communities are not included in the count of “Active communities at end of period.”
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
Revenues: Revenues for the three months ended September 30, 2024 were $118.6 million, an increase of $30.9 million, or 35.2%, from $87.7 million for the three months ended September 30, 2023. The increase in revenues was primarily attributable to the increase in production-built home closings and an increase in average sales price of production-built homes. The increase in the number of home closings was primarily due the Company’s increased sales efforts, particularly on finished inventory. The average sales price of production-built homes closed for the three months ended September 30, 2024 was $320,199, an increase of $4,363, or 1.4%, from the average sales price of production-built homes closed of $315,836 for the three months ended September 30, 2023.
Cost of Sales and Gross Profit: Cost of sales for the three months ended September 30, 2024 was $96.3 million, an increase of $26.0 million, or 37.0%, from $70.3 million for the three months ended September 30, 2023. The increase in Cost of sales was largely attributable to an increase in number of homes closed. UHG closed 369 homes during the three months ended September 30, 2024, an increase of 86 home closings, or 30.4%, as compared to 283 homes closed during the three months ended September 30, 2023.

Gross profit for the three months ended September 30, 2024 was $22.4 million, an increase of $5.0 million, or 28.7%, from $17.4 million for the three months ended September 30, 2023. Gross profit as a percentage of revenue for the three months ended September 30, 2024 was 18.9%, a decrease of 0.9%, as compared 19.8% for the three months ended September 30, 2023. The decrease is attributable to higher cost of sales due to: i) higher level of incentives; and ii) amortization of purchase price accounting adjustments related to our acquisitions, partially offset by a reduction in non-recurring remediation costs.
Adjusted Gross Profit: Adjusted gross profit, a non-GAAP measure, is gross profit less capitalized interest expensed in cost of sales, amortization included in homebuilding cost of sales (primarily adjustments resulting from the application of purchase accounting in connection with acquisitions), severance costs, abandoned project costs, and non-recurring remediation costs. Adjusted gross profit for the three months ended September 30, 2024 was $24.5 million, an increase of $5.1 million, or 26.3%, as compared to $19.4 million for the three months ended September 30, 2023. Adjusted gross profit as a percentage of revenue for the three months ended September 30, 2024 was 20.6%, a decrease of 1.5%, as compared to 22.1% for the three months ended September 30, 2023. The decrease in adjusted gross profit as a percentage of revenue was attributable to slightly higher costs of sales which was driven by higher incentives. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended September 30, 2024 was $18.7 million, an increase of $5.1 million, or 37.5%, from $13.6 million for the three months ended September 30, 2023. The increase in selling, general and administrative expense was primarily attributable to an increase of $2.1 million in salaries, wages, and related expenses due to increased headcount from acquisitions, an increase of $2.1 million in commission expense due to an increase in home closings, an increase of $0.5 million in stock compensation expense, and an increase of $0.2 million in advertising costs.
Other Expense, Net: Total Other expense, net for the three months ended September 30, 2024 was $3.7 million, an increase of $2.5 million, from $1.2 million for the three months ended September 30, 2023. The increase in Other expense, net was primarily attributable to a decrease in investment income related to lower cash balances of $0.6 million and an increase in interest expense of $1.6 million.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the three months ended September 30, 2024 was $0.4 million, an increase of $0.1 million, from $0.3 million for the three months ended September 30, 2023.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the three months ended September 30, 2024 was a loss of $7.8 million as compared to a gain of $149.7 million for the three months ended September 30, 2023. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized as gains or losses on the Condensed Consolidated Statement of Operations. The overall decrease is primarily attributable to changes in the fair value of the Earnout Shares, which fluctuates each period due to changes in the Company's stock price.
Income Tax (Benefit) Expense: Income tax benefit for the three months ended September 30, 2024 was de minimis as compared to an expense of $1.7 million for the three months ended September 30, 2023. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the September 30, 2024 is 17.0% as compared to 26.2% as of September 30, 2023.
Net (Loss) Income: Net loss for the three months ended September 30, 2024 was $7.3 million, a decrease of $158.1 million, or 104.8%, from $150.8 million of income for the three months ended September 30, 2023. The decrease in Net income was primarily attributable to the decrease in income before taxes of $160.0 million, or 104.8%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This decrease is primarily attributable to the change in fair value of derivative liabilities, partially offset by a decrease in income tax expense of $1.8 million, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Net New Orders: Net new orders for a period is gross sales of homes less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and UHG approves such contract. Net new orders for the three months ended September 30, 2024 were 341 units, an increase of 69 units, or 25.4%, from 272 units for the three months ended September 30, 2023.
Cancellation Rate: The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period. The cancellation rate for the three months ended September 30, 2024 was 12.8%, a decrease of 1.9%, from 14.7% for the three months ended September 30, 2023.

Backlog: Backlog consists of homes sold but not yet closed with customers. Backlog represents the number of homes in backlog from the previous period plus sales of homes during the current period less cancellations of existing sales contracts and home closings during the current period. A portion of the homes in backlog will not result in homes delivered due to cancellations. Backlog for the three months ended September 30, 2024 was 220 units, a decrease of 62 units, or 22.0%, from 282 units for the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table presents summary results of operations for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$328,902,237	$304,646,422	$24,255,815	8.0%
Cost of sales	270,847,467	246,540,874	24,306,593	9.9%
Selling, general and administrative expense	55,358,040	46,652,432	8,705,608	18.6%
Other expense, net	(9,255,039)	(3,291,755)	(5,963,284)	181.8%
Equity in net earnings from investment in joint venture	1,075,983	930,405	145,578	15.6%
Change in fair value of derivative liabilities	50,650,309	184,981,652	(134,331,343)	(72.6)%
Income before taxes	$45,167,983	$194,073,418	$(148,905,435)	(76.7)%
Income tax (benefit) expense	(1,071,039)	2,372,300	(3,443,339)	(145.1)%
Net income	$46,239,022	$191,701,118	$(145,462,096)	(75.9)%
Other Financial and Operating Data:
Active communities at end of period(a)	55	53	2	3.8%
Home closings	1,017	996	21	2.1%
Average sales price of homes closed(b)	$331,111	$314,232	$16,879	5.4%
Net new orders (units)	1,048	1,002	46	4.6%
Cancellation rate	11.6%	14.6%	(3.0)%	(20.5)%
Backlog	220	282	(62)	(22.0)%
Gross profit	$58,054,770	$58,105,548	$(50,778)	(0.1)%
Gross profit %(c)	17.7%	19.1%	(1.4)%	(7.3)%
Adjusted gross profit(d)	$67,939,944	$64,630,992	$3,308,952	5.1%
Adjusted gross profit %(c)	20.7%	21.2%	(0.5)%	(2.4)%
EBITDA(d)	$62,858,105	$206,490,991	$(143,632,886)	(69.6)%
EBITDA margin %(c)	19.1%	67.8%	(48.7)%	(71.8)%
Adjusted EBITDA(d)	$23,922,370	$30,423,664	$(6,501,294)	(21.4)%
Adjusted EBITDA margin %(c)	7.3%	10.0%	(2.7)%	(27.0)%
______________________________
(a)UHG had ten and six communities in closeout for the nine months ended September 30, 2024 and 2023. These communities are not included in the count of “Active communities at end of period.”
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
Revenues: Revenues for the nine months ended September 30, 2024 were $328.9 million, an increase of $24.3 million, or 8.0%, from $304.6 million for the nine months ended September 30, 2023. The increase in revenues was primarily attributable to the increase in production-built home closings and an increase in average sales price of production-built homes. The increase in the number of home closings was due to the Company’s increased sales efforts in the third quarter, particularly on finished inventory. The average sales price of production-built homes closed for the nine months ended September 30, 2024 was $331,111, an increase of $16,879, or 5.4%, from the average sales price of production-built homes closed of $314,232 for the nine months ended September 30, 2023. The increase is primarily attributable to the product mix from acquisitions.
Cost of Sales and Gross Profit: Cost of sales for the nine months ended September 30, 2024 was $270.8 million, an increase of $24.3 million, or 9.9%, from $246.5 million for the nine months ended September 30, 2023. The increase in Cost of sales was largely attributable to an increase in incentives, primarily in the form of mortgage rate buydowns and closing costs, coupled with more home closings. UHG closed 1,017 homes during the nine months ended September 30, 2024, an increase of 21 home closings, or 2.1%, as compared to 996 homes closed during the nine months ended September 30, 2023.
Gross profit for the nine months ended September 30, 2024 and 2023 was consistent at $58.1 million. Gross profit as a percentage of revenue for the nine months ended September 30, 2024 was 17.7%, a decrease of 1.4%, as compared 19.1% for the nine months ended September 30, 2023. The decrease is attributable to higher cost of sales due to: i) higher level of incentives, ii) amortization of purchase price accounting adjustments related to our acquisitions; iii) certain non-recurring costs, such as severance costs from the June 2024 workforce reduction and abandoned project costs; and iv) higher interest expense in cost of sales.
Adjusted Gross Profit: Adjusted gross profit for the nine months ended September 30, 2024 was $67.9 million, an increase of $3.3 million, or 5.1%, as compared to $64.6 million for the nine months ended September 30, 2023. Adjusted gross profit as a percentage of revenue for the nine months ended September 30, 2024 was 20.7%, a decrease of 0.5%, as compared to 21.2% for the nine months ended September 30, 2023. The decrease in adjusted gross profit as a percentage of revenue was attributable to higher costs of sales which was driven by higher incentives. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the nine months ended September 30, 2024 was $55.4 million, an increase of $8.7 million, or 18.6%, from $46.7 million for the nine months ended September 30, 2023. The increase in selling, general and administrative expense was primarily attributable to an increase of $3.3 million in salaries, wages, and related expenses due to increased headcount from public company executives and acquisitions, an increase of $2.4 million in commission expense due to an increase in home closings, an increase of $1.2 million related to severance costs associated with the June 2024 workforce reduction, an increase of $0.9 million in public company expenses to support the Company’s growth and meet the regulatory standards of a public company, and an increase of $0.8 million in advertising costs.
Other Expense, Net: Total other expense, net for the nine months ended September 30, 2024 was $9.3 million of expense, an increase of $6.0 million, or 181.8%, from $3.3 million for the nine months ended September 30, 2023. The increase of $6.0 million in other expense, net was primarily attributable to an increase in interest expense of $3.9 million partially from the issuance of the Convertible Notes in March 2023 and a decrease in investment and rebate income of $1.7 million primarily from lower cash balances.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the nine months ended September 30, 2024 was $1.1 million, an increase of $0.2 million, from $0.9 million for the nine months ended September 30, 2023.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the nine months ended September 30, 2024 was a gain of $50.7 million as compared to $185.0 million for the nine months ended September 30, 2023. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Condensed Consolidated Statement of Operations. The overall increase is primarily attributable to changes in the fair value of the Earnout Shares, which fluctuates each period due to changes in the Company's stock price.
Income Tax (Benefit) Expense: Income tax benefit for the nine months ended September 30, 2024 was $1.1 million as compared to an expense of $2.4 million for the nine months ended September 30, 2023. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the September 30, 2024 is 17.0% as compared to 26.2% as of September 30, 2023.
Net Income: Net income for the nine months ended September 30, 2024 was $46.2 million, a decrease of $145.5 million, or 75.9%, from $191.7 million for the nine months ended September 30, 2023. The decrease in Net income was primarily attributable to the decrease in income before taxes of $148.9 million, or 76.7%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease is primarily attributable to the change in fair value of derivative liabilities and an increase in selling, general, and administrative expense, partially offset by a decrease in income tax expense of $3.4 million, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Net New Orders: Net new orders for the nine months ended September 30, 2024 was 1,048 units, an increase of 46 units, or 4.6%, from 1,002 units for the nine months ended September 30, 2023.
Cancellation Rate: The cancellation rate for the nine months ended September 30, 2024 was 11.6%, a decrease of 3.0%, from 14.6% for the nine months ended September 30, 2023.
Non-GAAP Financial Measures
Adjusted Gross Profit
Adjusted gross profit is a non-GAAP financial measure used by management of the Company as a supplemental measure in evaluating operating performance. The Company defines adjusted gross profit as gross profit excluding the effects of capitalized interest expensed in cost of sales, amortization included in homebuilding cost of sales (primarily adjustments resulting from the application of purchase accounting in connection with acquisitions), severance expense in cost of sales, abandoned project costs, and non-recurring remediation costs. The Company’s management believes this information is meaningful because it separates the impact that capitalized interest and non-recurring costs directly expensed in cost of sales have on gross profit to provide a more specific measurement of the Company’s gross profits. However, because adjusted gross profit information excludes certain balances expensed in cost of sales, which have real economic effects and could impact the Company’s results of operations, the utility of adjusted gross profit information as a measure of the Company’s operating performance may be limited. Other companies may not calculate adjusted gross profit information in the same manner that the Company does. Accordingly, adjusted gross profit information should be considered only as a supplement to gross profit information as a measure of the Company’s performance.
The following table presents a reconciliation of adjusted gross profit to the GAAP financial measure of gross profit for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net of sales discounts	$118,643,955	$87,728,091	$328,902,237	$304,646,422
Cost of sales	96,260,928	70,317,796	270,847,467	246,540,874
Gross profit	$22,383,027	$17,410,295	$58,054,770	$58,105,548
Interest expense in cost of sales	1,524,748	1,531,318	6,696,856	6,078,117
Amortization in homebuilding cost of sales(a)	573,183	—	2,434,356	—
Severance expense in cost of sales	—	—	324,540	—
Abandoned project costs	—	—	320,000	—
Non-recurring remediation costs	—	447,327	109,422	447,327
Adjusted gross profit	$24,480,958	$19,388,940	$67,939,944	$64,630,992
Gross profit %(b)	18.9%	19.8%	17.7%	19.1%
Adjusted gross profit %(b)	20.6%	22.1%	20.7%	21.2%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(7,339,235)	$150,842,687	$46,239,022	$191,701,118
Interest expense in cost of sales	1,524,748	1,531,318	6,696,856	6,078,117
Interest expense in other expense, net	3,649,305	2,039,512	9,369,598	5,458,821
Depreciation and amortization	522,483	381,917	1,448,777	848,693
Taxes	7,879	1,766,398	(896,148)	2,404,242
EBITDA	$(1,634,820)	$156,561,832	$62,858,105	$206,490,991
Stock-based compensation expense	1,567,945	1,106,014	4,918,036	6,015,700
Transaction cost expense	687,440	385,180	2,428,344	2,451,298
Severance expense	—	—	1,504,416	—
Abandoned project costs	—	—	320,000	—
Non-recurring remediation costs	—	447,327	109,422	447,327
Amortization in homebuilding cost of sales(b)	573,183	—	2,434,356	—
Change in fair value of derivative liabilities	7,784,965	(149,703,161)	(50,650,309)	(184,981,652)
Adjusted EBITDA	$8,978,713	$8,797,192	$23,922,370	$30,423,664
EBITDA margin(a)	(1.4)%	178.5%	19.1%	67.8%
Adjusted EBITDA margin(a)	7.6%	10.0%	7.3%	10.0%
______________________________
(a) Calculated as a percentage of revenue
(b) Represents expense recognized resulting from purchase accounting adjustment
Liquidity and Capital Resources
Overview
UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as borrowings under the revolving credit facility (“Syndicated Line”), as further described below. As of September 30, 2024, UHG had approximately $25.8 million in cash and cash equivalents, a decrease of $30.9 million, from $56.7 million as of December 31, 2023. As of September 30, 2024 and December 31, 2023, UHG had approximately $63.2 million, and $24.4 million, respectively, in unused committed capacity under its revolving lines of credit, respectively.
As of the Closing Date, UHG received net proceeds from the Business Combination and the PIPE investments (“PIPE Investments”) of approximately $94.4 million. UHG has used proceeds received from the Business Combination and the PIPE Investments for general corporate purposes, including corporate operating expenses and for the acquisitions of homebuilders which closed in 2023 and January of 2024. UHG believes that its current cash holdings including proceeds from the Business Combination and PIPE Investments, as well as cash generated from continuing operations, cash available under the Syndicated Line and cash obtained from land banking arrangements, will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations, meet current commitments under its contractual obligations, and support the potential acquisition of complementary businesses.
Cash flows generated by UHG’s projects can differ materially in timing from its results of operations, as these depend upon the stage in the life cycle of each project. UHG generally relies upon its revolving lines of credit to fund building costs, and timing of draws is such that UHG may from time to time be in receipt of funds from the Syndicated Line in advance of such funds being utilized. UHG is generally required to make significant cash outlays at the beginning of a project related to lot purchases, permitting, and construction of homes, as well as ongoing property taxes. These costs are capitalized within UHG’s real estate inventory and are not recognized in its operating income until a home sale closes. As a result, UHG incurs significant cash outflows prior to the recognition of associated earnings. In later stages of projects, cash inflows could exceed UHG’s results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.

The Company’s strategy is to acquire developed lots through unrelated and related third party land developers and land bank partners pursuant to lot purchase agreements and land banking arrangements. When entering into these contracts, the Company agrees to purchase finished lots at predetermined prices, time frames, and quantities that match expected selling pace in the community. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. Refer to Note 10 - Lot deposits of the Notes to the Condensed Consolidated Financial Statements and “Off-Balance Sheet Arrangements” for additional information.
Capital Resources
The Syndicated Line
The Syndicated Line provides for an aggregate commitment of up to $220.0 million, of which the Company had outstanding borrowings of $72.2 million as of September 30, 2024. The Syndicated Line also includes a $2.0 million letter of credit sub-facility under the same terms and conditions. The Company had $63.2 million of availability under the Syndicated Line, based on its borrowing base of $135.4 million. The borrowing base up to the aggregate commitment generates availability in accordance with the value of the collateral at a given point. The availability under the Syndicated Line, which impacts total liquidity, is reduced by outstanding letters of credit that are not fully cash collateralized. As of September 30, 2024, the Syndicated Line had a weighted average interest rate of 8.52% and will mature on August 2, 2027 except with respect to two non-extending lenders which represent $73.3 million of the committed amount and will mature August 10, 2026.
The Syndicated Line contains various customary representations, warranties by us and covenants that are described in Note 8 - Homebuilding debt and other affiliate debt of the Notes to the Condensed Consolidated Financial Statements contained in this report. As of September 30, 2024, the Company was in compliance with all covenants set forth in the Syndicated Line.
Other Homebuilding Debt
As a result of the Creekside acquisition, the Company assumed a series of construction loans with a financial institution. During the third quarter of 2024, the Company settled the remaining construction loans with the financial institution and did not recognize a gain or loss on extinguishment of debt as part of the transaction.
The Company had other borrowings with private investors totaling zero and $3.3 million as of September 30, 2024 and December 31, 2023, respectively, which are comprised of other notes payable and mortgage loans acquired in the normal course of business. During the second quarter of 2024, the Company settled the remaining private investor debt and recognized a loss on extinguishment of debt amounting to $0.1 million.
Convertible Notes
The Company entered into a Convertible Notes Agreement in connection with the closing of the Business Combination. The Notes have an outstanding balance of $69.6 million and $68.0 million, as of September 30, 2024 and December 31, 2023, respectively, and mature on March 30, 2028. The Notes bear interest at a rate of 15%. Future interest payments on the remaining outstanding Notes totaled approximately $53.2 million, with approximately $14.5 million due within the next twelve months. Refer to Note 13 - Convertible Notes payable of the Notes to the Condensed Consolidated Financial Statements contained in this report for additional information.
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of September 30, 2024, the future minimum lease payments required under these leases totaled $3.1 million, with $0.9 million payable within the next twelve months. Further information regarding Company’s leases is provided in Note 12 - Commitments and contingencies of the Notes to the Condensed Consolidated Financial Statements.

Cash Flows
The following table summarizes UHG’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash flows (used in) provided by operating activities	$(11,960,320)	$45,488,584
Net cash flows used in investing activities	(12,716,435)	(2,097,455)
Net cash flows (used in) provided by financing activities	(6,176,560)	25,613,741
Operating Activities
Net cash flows used in operating activities during the nine months ended September 30, 2024 was $12.0 million, as compared to cash flows provided of $45.5 million for the nine months ended September 30, 2023. The difference in cash flows period over period is a decrease of $57.5 million. This change is primarily attributable to a decrease in cash provided by net income adjusted for non-cash transactions of $11.5 million and an increase in cash used by a change in accounts payable of $20.6 million, a decrease in cash provided by inventory of $31.0 million, partially offset by a decrease in cash used by other accrued expenses and liabilities of $4.6 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was attributable to cash paid to acquire the homebuilding assets of Creekside Custom Homes of $12.7 million. Net cash used in investing activities for the nine months ended September 30, 2023 was attributable to cash paid to acquire certain assets of Herring Homes of $2.2 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $6.2 million compared to net cash provided by financing activities of $25.6 million for the nine months ended September 30, 2023. The difference in cash flows period over period is $31.8 million. During the nine months ended September 30, 2024 cash flows used in financing activities was primarily attributable to repayment of homebuilding debt and land banking arrangements of $79.2 million, partially offset by proceeds from homebuilding debt and land banking arrangements, net of debt issuance costs, of $73.0 million. In contrast, during the nine months ended September 30, 2023, cash flows provided by financing activities included cash received of $94.4 million as a result of the Business Combination, PIPE, and recapitalization transactions, partially offset by the net repayment of homebuilding debt of $50.7 million and distributions and net transfers to shareholders and Other Affiliates of $17.9 million.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, aside from those included below.
Stock-Based Compensation
As of September 30, 2024, the Company has four types of stock-based compensation outstanding: stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) with a market condition and stock warrants. Stock option, RSU, and PSU awards are expensed on a straight-line basis over the requisite service period of the entire award from the date of grant through the period of the last separately vesting portion of the grant. For grants that include graded vesting and either a market or performance condition, the Company utilizes the graded vesting method to recognize compensation expense. The Company accounts for forfeitures when they occur. The Company’s stock warrant awards do not contain a service condition and are expensed on the grant date.
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
Real Estate Inventory Not Owned
In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Condensed Consolidated Balance Sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Condensed Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development.
Off-Balance Sheet Arrangements
Land-Light Acquisition Strategy
The Company’s land-light strategy is accomplished in two ways - lot option contracts with unrelated third party and related party land developers and land bank option contracts. These option contracts grant the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices from various land developers and land bank partners. The Company has the right to cancel or terminate the option contracts at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid pursuant to such option contracts as well as capitalized pre-acquisition costs such as lot option fees paid to the land bank partner. In certain circumstances, the Company may have a completion obligation under development agreements with land bankers where the Company may be at-risk for certain cost overruns.
UHG’s pipeline currently consists of approximately 8,600 lots, which includes lots that are owned or controlled by related parties, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts or land bank option contracts. The risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $45.7 million in Lot deposits and $2.9 million of capitalized pre-acquisition costs in Inventories as of September 30, 2024.
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
The interest rate on the borrowings under the Syndicated Line is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the Syndicated Line. As of September 30, 2024, UHG had $72.2 million outstanding under the Syndicated Line, which carried a weighted average interest rate of 8.52%. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $0.7 million.
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
As of December 31, 2023, UHG identified material weaknesses in its internal controls in the following areas: ineffective tax review controls; lack of second level reviews in business processes; lack of formal control review and documentation required by COSO principles; ineffective Information Technology General Controls (“ITGCs”) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. During 2024 UHG identified a new material weakness around the timely execution of a related party lease transaction upon approval by the Related Party Transactions Committee.
Each of the material weaknesses described above involve control deficiencies that could result in a misstatement of one or more account balances or disclosures that would result in a material misstatements to the UHG financial statements that would not be prevented or detected, and, accordingly, it has determined that these control deficiencies constitute material weaknesses.
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
Changes in Internal Control over Financial Reporting
Except for the efforts to begin remediating the material weaknesses described above, there were no changes during the quarter ended September 30, 2024 in UHG’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)During the quarter ended September 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)None.

Item 6. Exhibits
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

UNITED HOMES GROUP, INC.
(Registrant)

Dated: November 12, 2024	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)