Form 10-K
period 2024-12-31
United Homes Group, Inc.
filed 2025-03-14
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $5.69 for shares of the Registrant’s Class A common stock as reported by The Nasdaq Global Market, was approximately $41,220,573. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2025, 21,628,512 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specific portions of the Registrant’s proxy statement for the 2025 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•rising interest rates and inflationary pressures;
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
•our ability to execute our business model, including the success of our operations in new markets and our ability to expand our presence within our existing markets;
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

Risks Related to UHG’s Business

•UHG’s inability to successfully identify, secure and control an adequate inventory of lots at reasonable prices could adversely impact UHG’s operations.

•If UHG is unable to develop its communities successfully or within expected time frames, UHG’s results of operations could be adversely affected.
•UHG’s geographic concentration could materially and adversely affect its business or financial results if the homebuilding industry in its current markets should decline.
•UHG’s business and financial results could be adversely affected by significant inflation and higher interest rates, or by a period of deflation.
•Because most of UHG’s customers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect UHG.
•The risks associated with UHG’s inventories could adversely affect its business or financial results.
•Increases in UHG’s home cancellation rate could have a negative impact on its home sales revenue and gross profit.
•UHG’s strategic and operational initiatives, including those aimed at increasing profitability and driving returns, are subject to various risks and uncertainties, and UHG may not be able to implement the initiatives successfully.
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

Risks Related to UHG’s Financing and Indebtedness

•UHG has significant amounts of debt and may incur additional debt. Incurrence of additional debt or a default under any of UHG’s loan agreements could affect UHG’s financial health and its ability to raise additional capital to fund its operations or potential acquisitions.
•UHG’s financing arrangements contain, and UHG’s future financing arrangements will likely contain, restrictive covenants.
•UHG may be unable to obtain additional financing to fund its operations and growth.

Risks Related to UHG’s Organization and Structure

•The dual class structure of UHG’s common stock has the effect of concentrating voting power with UHG’s Executive Chairman, which may effectively eliminate the ability of holders of UHG’s Class A common stock to influence the outcome of important transactions, including a change in control.
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
•UHG may issue additional shares of common or preferred stock (including upon the exercise of warrants), which would dilute the interest of UHG’s stockholders and may present other risks.
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

PART I
Item 1. Business
Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” “the Company” or “UHG” refer to GSH and its subsidiaries prior to the Business Combination and to UHG and its subsidiaries, after giving effect to the Business Combination.
Overview
UHG designs, builds and sells homes in high growth markets, including South Carolina, North Carolina, and Georgia. UHG employs a land-light operating strategy, with a focus on the design, construction and sale of entry-level, first, second and third move-up single-family houses. UHG principally builds detached single-family houses, and, to a lesser extent, attached single-family houses, including duplex houses and town houses.
As UHG reviews potential geographic markets into which it could expand its homebuilding business it intends to focus on selecting markets with positive population and employment growth trends, favorable migration patterns, attractive housing affordability, low state and local income taxes, and desirable lifestyle and weather characteristics.
UHG is currently organized into three segments:
•GSH South Carolina - This segment represents GSH’s homebuilding operations in South Carolina and a small amount of operations in Georgia. The main products for GSH South Carolina include entry-level and first-move-up homes, catering to a wide range of buyers transitioning into homeownership or seeking to upgrade from their initial purchase.
•Rosewood - This segment consists of UHG’s operations focused on delivering second and third move-up homes in the South Carolina market. These homes cater to buyers seeking more luxurious and customized living spaces, and typically feature larger floor plans, high-end finishes, and premium amenities.
•Other - This segment includes the Company’s homebuilding operations in Raleigh, NC, and mortgage operations conducted through a mortgage banking joint venture, Homeowners Mortgage, LLC (“Homeowners Mortgage”).
See Note 4 - Segment reporting of the Notes to the Consolidated Financial Statements for further details.
Pursuant to the Company’s land-light business model, finished lots are typically purchased through lot option contracts from third party and related party land developers or land bank partners. This lot acquisition strategy reduces up-front capital requirements and generally provides for “just-in-time” lot delivery, which closely aligns with home starts and sales pace. This lot acquisition strategy reduces operating and financial risk relative to other homebuilders that own a higher percentage of their land supply on balance sheet. As of December 31, 2024, 98% of approximately 7,700 controlled lots were controlled through lot option contracts.

Market Opportunity
UHG believes that there is a significant housing shortage in the United States. Long-term favorable fundamentals of low housing inventory, high employment growth over a trailing five-year period, and affordability relative to the national average home price create an opportunity for UHG to expand its homebuilding operations.
UHG presently operates in three major market regions in South Carolina: Midlands, Upstate, and Coastal, as well as Augusta, Georgia, and Raleigh, North Carolina.
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
•Established Track Record. Proven growth and operating successes are hallmarks of UHG’s history. Founded by Michael Nieri in 2004, UHG has closed approximately 15,000 homes since its inception.
•Leading Share in Existing Markets and Close Proximity to Adjacent High-Growth Markets. According to the U.S. Census Bureau, UHG’s home state of South Carolina experienced an estimated population growth of more than 13.5% from 2014 to 2024 exceeding the estimated national average of 6.6% over the same period of time.

UHG is based within 500 miles of some of the fastest growing markets in the U.S based on new home sales. This includes markets like Nashville, Jacksonville and Orlando, which carry the potential for expansion. UHG’s proximity to growing population centers of the Southeast provide a unique advantage over homebuilders with less of a focus in these regions.
•Land-light Operating Model Drives Superior Returns with Less Capital at Risk. UHG and other land-light builders do not hold large land positions on balance sheet, but rather partner with land banks and land developers including related parties that hold land and finished lots and deliver them to the builder on a “just-in-time” basis. UHG believes that this land-light model reduces both operating and financial risk, which is expected to drive higher returns while offering more flexibility in response to changing economic conditions and expects this to result in more stable financial performance through the housing cycle due to lower invested capital and equity at risk limited to the lot deposit.
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
Growth and Operations
UHG’s management and Board of Directors have established a multi-pronged growth strategy. UHG has historically relied upon the following strategies and anticipates utilizing many of these strategies to achieve additional growth going forward:
•Continue to Leverage Key Macro Housing Trends. UHG plans to continue to capitalize on the macro housing trends including the ongoing migration from higher-cost areas in the Northeast to more affordable markets in the Southeast. Given its focus on entry-level and first-time move-up buyers, UHG also expects to take advantage of high rental rates to encourage renters to consider home buying as an alternative to renting. It is UHG’s view that household formation, life events and ongoing rent inflation are larger drivers in an entry-level homebuyer’s decision process than interest rates.
•Capitalize on Strong Growth in Core Markets. U.S. Census Bureau data indicates UHG’s existing and adjacent markets continue to grow faster than national averages. These conditions are expected to allow well-capitalized homebuilders with a meaningful presence in these markets to grow faster than industry averages. For UHG going forward, increased market share through growth in community count, higher sales pace per community and quicker inventory turnover count are expected to drive organic growth. UHG and its predecessors have demonstrated an ability to capitalize on these trends for more than 20 years.
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
•Build to Rent (BTR) Relationships. Institutional owners of residential rental homes are increasingly turning to homebuilders to help meet the need for more housing supply. Further, newly constructed rental homes tend to come with lower maintenance costs and higher rents than older homes. UHG’s existing product set, geared towards entry-level and first-time move-up buyers, is highly consistent with the rental product desired by institutional capital. UHG expects to continue to explore opportunities in the BTR sector from time to time to augment its core for-sale business.
•Ancillary Revenue Growth Opportunities. UHG management continuously looks for accretive sources of EBITDA growth, not just in product line opportunities, but also in opportunities to drive additional EBITDA from existing operations. A key example of this is Homeowners Mortgage, which is a joint venture with a leading national lender that arranges mortgage financing for potential homebuyers and delivers incremental revenue to UHG and its stockholders. Beyond being a new source of revenue and EBITDA for UHG with little incremental expense or capital investment, Homeowners Mortgage, through its use of incentives, has helped improve buyer traffic conversion and reduce backlog cancellation rates.
Operational Initiatives

UHG launched multi-faceted operational improvement initiatives in 2024. Through an increased use of data, analytics, and standardization of processes, the Company expects to improve profitability and returns over time. While there are eight distinct workstreams related to these operational initiatives, the Company believes the following should have the largest impact on profitability in the near term:
•Product Improvement. UHG has undertaken a comprehensive review of its portfolio of house plans, rationalizing its offering, refreshing designs, and offering new customization options to buyers. The Company expects the refreshed offering to accelerate sales activity, increase pre-sales, and reduce the number of finished homes in inventory, resulting in a lower need for incentives and increased profitability from options and upgrades. Construction has begun on many of these revised plans and the Company expects they will comprise a meaningful part of closings by mid-2025. The Company expects to offer new product lines going forward as well.
•Lowering Construction Costs. The Company has launched a formalized program aimed at reducing direct construction costs through the renegotiation and rebidding of major supplier, vendor, and subcontractor agreements. Combined with the product repositioning, lower costs and a higher level of standardization going forward is aimed at improving gross margin.
•Comprehensive Land Underwriting. UHG has and will continue to make investments in land opportunities for future communities. The Company has and will continue to add to its team in this area and has increased the use of data and analytics to better align its communities and homes with market opportunities. Further, the Company’s land light strategy often employs the use of third-party capital, which has led the Company to increase the hurdle rate requirements on future land investments.
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
In its portfolio of home plans, UHG offers a series of single-family detached and attached homes. The homes are targeted for entry-level buyers, first, second, and third-time move-ups, and some custom builds. Entry-level homebuyers are typically seeking an economical path to home ownership and desire square footage, quality design and construction at affordable prices. First-time move-up homebuyers generally desire the opportunity to select and upgrade features in their homes. Second-time move-up homebuyers generally seek larger floorplans with a higher level of finish with the ability to upgrade additional features. Third-time move-up homebuyers are similar to second-time move-ups but desire a higher level of finish and top-shelf options and upgrades.
Land Acquisition Strategy
Obtaining control of high-quality land positions is critical to the Company’s overall success, especially the Company’s growth and profitability. UHG remains focused on controlling anywhere from 4 - 5 years of high-quality land positions in its markets. The Company operates a land-light business model which minimizes its upfront capital commitment to a deposit and seeks to avoid the financial commitment of land development, which requires significant capital expenditures over an extended timeframe. UHG utilizes a comprehensive land underwriting process and will continue to add to its land acquisition teams. The Company has increased the use of data and analytics to better align its investments with market demands. Due to UHG’s extensive history, the Company has strong relationships with both local land owners and developers in its markets.
The Company’s land acquisition process is headed by UHG’s local division leadership with the collaboration of various resources across the company. UHG has a Land Investment Committee (“LIC”) which includes the interim Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer of the Company. The LIC is responsible for approval of all new investments. The Company’s divisions work with senior management throughout the underwriting process and, for potential investments that fit within the Company’s criteria, are given authority by the LIC to put deals under LOI with minimal capital requirements in order to perform an initial evaluation of the acquisition opportunity. Acquisition opportunities are presented to the LIC by division leadership, in collaboration with other senior members of the organization, and are generally presented prior to the expiration of the negotiated inspection period and prior to the time that any deposits become non-refundable.
The Company considers a lot controlled when the Company is under contract to acquire the land, holds an option to acquire the applicable lot for the relevant timeframe set forth in the option contract, or the lot is owned or controlled by related parties and UHG expects to obtain the contractual right to acquire. Finished lots are typically purchased through lot option contracts with third party developers, related party developers or land bank partners. The Company typically posts deposits of 15 -20% of the total purchase price of the finished lots and has a staggered takedown schedule designed to match the expected sales pace for the community. For contracts with land bank partners, UHG typically pays the development costs and is reimbursed the following month from the land bank partner.
As of December 31, 2024, lot deposits relating to lot and land option contracts totaled $48.2 million, which controlled 7,565 option lots. As of December 31, 2023, lot deposits relating to lot and land option contracts totaled $33.0 million, which controlled 8,653 option lots. While the Company intends to grow its controlled lot position over time to support long-term growth of the business, shorter-term fluctuations in lot count are typical for the Company and the industry through normal course of ongoing acquisition, underwriting, and due diligence activities.
Owned and Controlled Lots
The following table presents UHG’s owned or controlled lots by market as of December 31, 2024 and 2023.

	As of December 31, 2024			As of December 31, 2023
Market/Division	Owned	Controlled	Total	Owned	Controlled	Total
Midlands	67	4,733	4,800	110	5,018	5,128
Coastal	17	1,204	1,221	76	1,066	1,142
Upstate	7	1,383	1,390	39	2,195	2,234
Rosewood	15	180	195	124	159	283
Raleigh	19	65	84	46	215	261
Total	125	7,565	7,690	395	8,653	9,048
Owned Real Estate Inventory Status
The following table presents UHG’s owned real estate inventory status as of December 31, 2024 and 2023.

	As of December 31, 2024	As of December 31, 2023
Owned Real Estate Inventory Status	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Homes under construction and finished homes	85%	81%
Developed lots, land under development, and pre-acquisition costs(1)	15%	19%
Total	100%	100%
______________________________
(1)On a limited basis, the Company acquires raw parcels of land already zoned for its intended use to develop into finished lots, typically as a result of business acquisitions. Land under development represented zero and 5% of total inventory as of December 31, 2024 and 2023, respectively.
Homebuilding, Marketing and Sales Process
UHG is a production builder, primarily focused on entry-level, first, and second move-up homebuyers, with some third move-up and custom construction. UHG bases the decision on what type of home to build according to its market analysis of potential homebuyers. Home construction ranges from attached single-family product such as townhomes and duplexes to detached single-family homes up to five-bedroom two-story product, primarily using plans designed in-house by UHG. The UHG build-on-demand market entails a homebuyer selecting a lot in a UHG development and picking from a selection of predesigned home plans and options. UHG does some limited custom home construction as well.
UHG uses a variety of marketing tools to reach potential homebuyers, but online marketing has become a key strength of the UHG business model, allowing it to reach a broad range of potential homebuyers at relatively low expense compared to traditional advertising platforms. The digital marketing methods that UHG employs include strategic e-marketing efforts to its current database of potential customers, internet advertising enhanced by search engine marketing, search engine optimization and campaigns and promotions across an array of social media platforms. UHG has also had measurable success utilizing its online digital chat function to assist with inquiries and direct traffic directly to its onsite sales representatives. One area of strength in UHG’s digital marketing has been to leverage virtual home tours of inventory and model homes, which has been particularly effective in selling homes to buyers moving into UHG’s markets from other regions of the country.

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
Backlog, Net new orders and Closings
For reporting purposes, a “new order” occurs when a buyer has been pre-approved by a mortgage lender, has signed a sales contract with UHG, and has placed a deposit towards the purchase of the home. A “start” occurs when a permit has been obtained and groundbreaking on a home is forthcoming. “Closing” occurs when the legal process for completing the sale of the home has been finalized and UHG has been paid for the sale. A certain number of sales will not be closed for one reason or another, and these are reported as “cancellations.” Homes in “backlog” are those that are under a sales contract but have not closed.
For reporting purposes, the total number of net new orders is reported as the number of new orders during the applicable period, minus the cancellation of existing contracts during that same period. Cancellation rate is determined by the total number of cancellations for the period divided by total number of new orders during the same period. Backlog is calculated as the number of homes in backlog from the prior period, plus net new orders for the current period, minus the number of closings for the current period. Backlog value is determined based on the selling prices of the homes in backlog.
The table below reports net new orders, starts, and closings in each of UHG’s primary markets for the years ended December 31, 2024 and 2023.

	Year Ended December 31,						Period Over Period % Change
	2024			2023
Market	Net new orders	Starts	Closings	Net new orders	Starts	Closings	Net new orders	Starts	Closings
Coastal	252	214	218	150	145	216	68%	48%	1%
Midlands	736	575	733	755	689	827	(3)%	(17)%	(11)%
Upstate	348	272	407	364	398	333	(4)%	(32)%	22%
Rosewood	32	55	39	24	1	7	33%	NM	NM
Raleigh	31	46	34	3	15	—	NM	NM	NM
Total	1,399	1,162	1,431	1,296	1,248	1,383	8%	(7)%	3%
__________________________________
NM - Not Meaningful
The following table presents information concerning UHG’s net new orders, cancellation rate and ending backlog for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Net New Orders	1,399	1,296
Cancellation Rate	11.4%	13.6%

	As of December 31,
	2024	2023
Backlog inventory	157	189
Backlog inventory - Value (in thousands)	$58,300	$57,600
Materials, Procurement and Construction

UHG uses various materials and components and is dependent upon building material suppliers for a continuous flow of raw materials. It typically takes UHG between 90 and 120 days to construct a single-family home and typically longer for certain second move-up and higher-end homes. Some factors that could create fluctuations in UHG’s raw material pricing are seasonal variations in the building cycle, labor and material supply chain disruptions, international trade disputes and resulting tariffs and increased demand for materials as a result of the improvements in the housing market.
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
Seasonality
The sale of both new and existing homes in the United States exhibit demonstrable seasonality over the course of a calendar year. This seasonality can be evidenced across multiple sources including, but not limited to, government data (U.S. Census Bureau), trade groups (National Association of Realtors) and public company reports. Typically, prospective home buyers search for homes beginning in late winter to early spring, which in industry parlance is often referred to as the

“spring buying season.” As homes are constructed, those contracts are then closed upon through the summer into fall. As a result, UHG and the homebuilding industry tends to experience more new orders in the first half of a calendar year and increased closings and revenue recognition in the second half of a calendar year.
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
Preparation of building sites for homes is governed by a variety of federal, state, and local environmental statutes, regulations, and ordinances. As a purchaser of finished lots from developers, one of the principal regulatory requirements that affects UHG is the requirement that it comply with stormwater and erosion control measures. Regulators frequently inspect UHG communities for compliance with these measures, and fines and other penalties causing delays may be imposed if such inspections reveal that these regulations have not been complied with.
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
The supply of lots is affected by a number of federal, state, and local statutes, regulations, and ordinances, and can lead to substantially increased costs, delays, or even cancellation of the construction of communities. Unexpected factors such as an endangered species being found on a site, unanticipated jurisdictional wetlands, or geotechnical factors may lead to delays in the supply of lots or increased costs. Local governments may pass restrictions on density and other zoning requirements that make building homes more costly or impractical. Local jurisdictions may also pass moratoriums on development or issuing building permits that can affect the supply of lots to UHG. While UHG will generally purchase developed and entitled lots from related party developers, third-party developers and land banks, these lots may be subject to subsequent restrictions and regulations by local authorities, which can increase costs. UHG expects the use of local government land-use regulation to restrict residential development will intensify in the future.
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
Human Capital Resources and Organizational Culture
UHG operates with a mission to lead the industry by delivering high quality homes with exceptional value with a focus on customer satisfaction. As of December 31, 2024, UHG had approximately 175 full-time team members. UHG also has offices throughout its markets, including offices in the Upstate market in Mauldin, SC, an office in the Coastal market in Myrtle Beach, SC, and an office in Raleigh, NC. The regional concentration of UHG markets, mostly within a two-hour drive from corporate headquarters near Columbia in the Midlands market, allows UHG to retain a light, cost-effective team and infrastructure footprint in the Upstate, Coastal and Raleigh markets.
UHG offers its team members generous benefits, including paid time off, health insurance and a 401k retirement plan. UHG values its team members and understands their importance to the success of the business. No UHG team members are members of a labor union or covered by a collective bargaining agreement, there have been no work stoppages or strikes, and relations between UHG and its team members are believed to be positive. UHG primarily uses subcontractors to build homes, and UHG believes it has good relationships with these subcontractors.
Available Information
UHG’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are filed with the SEC. Such reports and other information filed by UHG with the SEC are made available free of charge on UHG’s website at ir.unitedhomesgroup.com, as soon as reasonably practicable after such material is available on the SEC’s website. All of these filings with the SEC are also available to the public over the internet at the SEC’s website at www.sec.gov. UHG’s internet address is www.unitedhomesgroup.com. Information contained on, or accessible through, these websites is not incorporated by reference into and does not constitute a part of this report. UHG’s principal executive offices are located at 917 Chapin Road, Chapin, South Carolina 29036 and its telephone number is (844) 766-4663.
Item 1A. Risk Factors
Risks Related to UHG’s Business

UHG’s inability to successfully identify, secure and control an adequate inventory of lots at reasonable prices could adversely impact UHG’s operations.

The results of UHG’s homebuilding operations depend in part upon UHG’s continuing ability to successfully identify, control and acquire an adequate number of homebuilding lots in desirable locations. There can be no assurance that an adequate supply of homebuilding lots will continue to be available to UHG on terms similar to those available in the past, or that UHG will not be required to devote a greater amount of capital to controlling homebuilding lots than UHG has historically. In addition, because UHG employs a land-light business model, UHG may have access to fewer and less attractive homebuilding lots than if UHG owned lots outright, like some of UHG’s competitors who do not operate under a land-light model.

An insufficient supply of homebuilding lots in one or more of UHG’s markets, an inability of UHG’s developers to deliver finished lots in a timely fashion due to their inability to finance development activities, delays in recording deeds, conveying controlled lots as a result of government shut downs, or for other reasons, or UHG’s inability to purchase or finance homebuilding lots on reasonable terms could have a material adverse effect on UHG’s sales, profitability, ability to service its debt obligations and future cash flows. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit UHG’s ability to develop new communities or result in increased lot deposit requirements or land costs. UHG may not be able to pass any increased land costs to its customers, which could adversely impact UHG’s revenues, earnings and margins.

UHG considers a lot controlled when it holds an option to acquire the applicable lot for the relevant timeframe set forth in the option contract, in addition to lots that are owned or controlled by related parties and which UHG expects to obtain the contractual right to acquire. After UHG signs a finished lot option contract, but prior to the deposit becoming non-refundable (except for certain circumstances such as seller default or force majeure events), UHG has an initial inspection and due diligence period, during which time UHG inspects the property to make sure it meets certain development requirements (e.g., zoning, environmental approvals, and other customary requirements). If UHG discovers that the property does not sufficiently meet the development requirements after this period has passed, UHG could lose some or all of any deposits, fees, or investments paid or made in respect of such arrangements, including any cost overruns, which could adversely impact UHG’s profitability, ability to service its debt obligations, and future cash flows. UHG does not typically receive a return of its deposit upon expiration or termination of the contract unless it is due to seller default or a force majeure event. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on UHG’s profitability, ability to service its debt obligations, and future cash flows.
If the property meets UHG’s development requirements and successfully exits the initial inspection and due diligence period, the deposit becomes non-refundable (except for certain circumstances such as seller default and force majeure events), and UHG proceeds under the finished lot option contract with the lots available to it for purchase on a staggered takedown schedule, which is designed to mirror UHG’s expected home orders. UHG’s options to purchase lots typically expire at the end of each purchase date as set forth in the staggered takedown schedule of the applicable option contract. If, ultimately, UHG does not exercise its option to purchase, the seller then would have the option to terminate the agreement, which would then result in the loss of the option to purchase all remaining unpurchased lots and forfeiture of the remaining deposit for the unpurchased lots. UHG does not typically receive a return of its deposit upon expiration or termination of the contract unless it is due to seller default or a force majeure event. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on UHG’s profitability, stock performance, ability to service its debt obligations, and future cash flows.
If UHG is unable to develop its communities successfully or within expected time frames, UHG’s results of operations could be adversely affected.

Although UHG’s preference is to acquire finished lots, from time to time, UHG may also acquire property that requires further development before it can begin building homes. When a community requires additional developments, UHG devotes substantial time and capital in order to obtain development approvals, acquire land and construct significant portions of project infrastructure and amenities before the community generates any revenue. In addition, UHG’s land bank option contracts often include provisions under which delays in land development and/or longer land takedown periods cause UHG to incur additional cost. It can take several years from the time UHG acquires control of an undeveloped property to the time it makes its first home sale on the site. Delays in the development of communities, including delays associated with subcontractors performing the development activities or entitlements, expose UHG to the risk of changes in market conditions for homes and increase costs. A decline in UHG’s ability to develop and market one of its new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on UHG’s business and results of operations and on its ability to service its debt.

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

UHG’s business and financial results could be adversely affected by significant inflation and higher interest rates, or by a period of deflation.

Inflation can adversely affect UHG by increasing costs of the lots, materials and labor it needs to operate its business. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability, thereby further decreasing demand. In a highly inflationary environment, depending on industry and other economic conditions, UHG may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce its profit margins. Moreover, in a highly inflationary environment, UHG’s cost of capital, labor, and materials can increase, and the purchasing power of its cash resources can decline, which could have an adverse impact on its business or financial results.

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

Housing inventory risks are substantial for UHG’s homebuilding activities. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing community or market. If housing demand declines, UHG may have to sell homes for a lower profit margin or record inventory impairment charges on its lots, and some of those write-downs could be material.

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

Tax law changes that increase the costs of owning a home could prevent potential customers from buying UHG’s homes and adversely affect its business or financial results.

While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of UHG’s potential homebuyers. For example, the Tax Cuts and Jobs Act, which became effective January 1, 2018, contained substantial changes to the Internal Revenue Code of 1986, as amended (the “Code”), including (i) limitations on the ability of UHG’s homebuyers to deduct property taxes, (ii) limitations on the ability of UHG’s homebuyers to deduct mortgage interest and (iii) limitations on the ability of UHG’s homebuyers to deduct state and local income taxes. Any similar future changes could also have a material adverse impact on UHG’s business, prospects, liquidity, financial condition and results of operations. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on UHG’s business and financial results.

UHG cannot make any assurances that its growth strategies will be successful or will not expose it to additional risks or result in other negative consequences to its business or financial results.

UHG intends to achieve its primary business objectives by executing on its growth strategies of continuing to leverage key macro housing trends, capitalizing on strong growth in core markets, engaging in accretive mergers and acquisitions, entering into programmatic build-to-rent partnerships, and identifying ancillary revenue growth opportunities. Past successes in any of these areas are not an indicator of future successes.

UHG employs a land-light lot acquisition strategy with a focus on the design, construction and sale of single-family homes and townhomes. UHG utilizes its land banking relationships during the land development and holding process in an attempt to reduce UHG’s up-front capital requirements and align its pace of home orders and home starts. Prior to 2023, UHG has not historically operated under this structure, and UHG’s land bank option contracts often include provisions under which delays in land development and/or longer land takedown periods cause UHG to incur additional cost. To the extent UHG is not able to adequately manage the pace of development and lot takedown scheduling, UHG’s results of operations could be adversely affected.

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
UHG’s strategic and operational initiatives, including those aimed at increasing profitability and driving returns, are subject to various risks and uncertainties, and UHG may not be able to implement the initiatives successfully.
UHG launched multi-faceted operational improvement initiatives in 2024 and expects to continue to be engaged in those initiatives throughout 2025. See Item 1. Business, for further discussion of certain of these initiatives. UHG’s ability to successfully execute these initiatives is subject to various risks and uncertainties and there can be no assurance regarding the timing of or extent to which UHG will realize the anticipated benefits, if at all. These risks could result in operational inefficiencies or other unforeseen complications that may adversely affect UHG’s business operations. Additionally, these initiatives will require allocation of both financial and operational resources, and management and key employees may be required to focus on one or more of these initiatives and may give less focus to UHG’s day-to-day operations, which could negatively impact UHG’s overall business performance. Further, any delays, cost overruns, or implementation difficulties could negatively impact the expected results of these initiatives.

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

UHG may be forced to write down or write off assets, including intangible assets such as goodwill, restructure operations, or incur impairment or other charges that could result in losses, including due to factors outside of UHG’s business and control. For example, UHG has recorded intangible assets, including goodwill, in connection with the acquisition of selected assets of Herring Homes, LLC and Creekside Custom Homes, LLC (which were accounted for as a business combination) and acquisition of common stock of Rosewood Communities, Inc. totaling $10.7 million as of December 31, 2024. If UHG were to determine that a significant impairment of any such intangible assets has occurred, UHG would be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on UHG’s results of operations in the period in which the write-off occurs. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with UHG’s risk analysis. Even though these charges may be non-cash items and not have an immediate impact on UHG’s liquidity, the fact that UHG reports charges of this nature could contribute to negative market perceptions about UHG or its securities. Accordingly, UHG’s securities could suffer a reduction in value.

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

UHG may be at a competitive disadvantage with regard to certain of its large national and regional homebuilding competitors whose operations are more geographically diversified than UHG’s, as these competitors may be better able to withstand any future regional downturn in the housing market. UHG competes directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than UHG. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which UHG operates. This may give competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce UHG’s market share and limit its ability to expand its business.

Poor relations with the residents of UHG’s communities could negatively impact sales, which could cause UHG’s revenues or results of operations to decline.

Residents of UHG’s communities rely on UHG to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by UHG to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect UHG’s sales or reputation. In addition, UHG could be required to make material expenditures related to the settlement of such issues or disputes or to modify its community development plans, which could adversely affect its results of operations.

UHG’s mortgage brokering joint venture may not be able to compete effectively in this area.

UHG participates in the brokering of mortgage loans through its engagement in its joint venture mortgage brokerage company, Homeowners Mortgage, which brokers loans for financing UHG’s home sales. The competitors to Homeowners Mortgage include mortgage brokers and lenders, including national, regional and local mortgage brokers, banks, and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than Homeowners Mortgage, and some of them may operate with different criteria. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than Homeowners Mortgage. For these reasons, Homeowners Mortgage may not be able to compete effectively in the mortgage banking business.

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

UHG’s business could be materially and adversely disrupted by an epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that federal, state and local governments and other authorities implement to address it.

An epidemic, pandemic or similar serious public health issue and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent UHG from operating its business in the ordinary course for an extended period. Among other things, UHG could experience impacts from supply chain disruptions, quarantines, market downturns, and changes in consumer behavior. These impacts, along with any associated economic and social instability or distress, could have a material adverse impact on UHG’s business, prospects, liquidity, financial condition and results of operations.

Global and U.S. agencies declared the end of the related emergency from the COVID-19 pandemic in May 2023. This health crisis had far-reaching adverse effects on the global economy, financial markets, and various stakeholders including UHG’s employees, customers, suppliers, and other business associates. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that the U.S. economy will fully recover, either of which could materially and adversely affect UHG’s business.

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

UHG is subject to home warranty and construction defect claims arising in the ordinary course of its homebuilding business. These claims are common to the homebuilding industry and can be costly. UHG relies on subcontractors to perform the actual construction of its homes, and in many cases, to select and obtain construction materials. Despite UHG’s detailed specifications and monitoring of the construction process, its subcontractors may not meet adequate quality standards in the construction of its homes. When UHG finds these issues, it repairs them in accordance with its warranty obligations. Warranty and construction defect matters can also result in negative publicity in the media and on the internet, which can damage UHG’s reputation and adversely affect its ability to sell homes.

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

Changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of building materials and products used in UHG’s homes.

The state of relationships between other countries and the U.S. with respect to trade policies, taxes, government relations and tariffs may impact UHG’s business. The federal government has in the past imposed new or increased tariffs or duties on certain imported materials and goods that are used in connection with the construction and delivery of UHG’s homes, including steel, aluminum, lumber, and components of appliances and fixtures, raising UHG’s costs for these items (or products made with them), and resulting in foreign governments responding by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods. The current U.S. administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including significant new and increased tariffs on goods imported into the United States. Significant tariffs or other restrictions placed on raw materials that UHG uses in its homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, and UHG may not be able to pass these increased costs along to homebuyers. Trading conflicts could also cause disruptions or shortages in UHG’s supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect UHG’s business, margins, and operating results.

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
These lots, labor and materials shortages can be more severe during periods of strong demand for housing or during periods where the regions in which UHG operates experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and materials may also increase during periods of shortages or high inflation. In addition, tariffs, duties and/or trade restrictions imposed or increased on imported materials and goods that are used in connection with the construction and delivery of UHG’s homes, including steel, aluminum and lumber, may raise its costs for these items or for the products made with them, and changes in immigration laws and/or their enforcement could result in tighter overall labor conditions and a shortage of labor. These factors may cause construction delays or cause UHG to incur more costs building its homes. If the level of new home demand increases significantly in future periods, the risk of shortages and cost increases in residential lots, labor and materials available to the homebuilding industry will likely increase.
Governmental regulations and environmental matters could increase the cost and limit the availability of UHG’s homebuilding projects and adversely affect its business or financial results.

UHG is subject to extensive and complex regulations that affect home construction, including zoning, density restrictions, building design and building standards. Projects that are not fully permitted and approved may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. UHG may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. These regulations often provide broad discretion to the administering governmental authorities as to the conditions UHG must meet prior to construction being approved, if approved at all. UHG is subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. Government authorities in many markets have implemented no growth or growth-control initiatives. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. Any of these may limit, delay or increase the costs of home construction. In addition, UHG may from time to time receive notices of complaint from local departments of professional licensing, arising when a UHG customer contacts such department complaining of substandard work or other standards or code violations.

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

Risks Related to UHG’s Financing and Indebtedness

UHG has significant amounts of debt and may incur additional debt. Incurrence of additional debt or a default under any of UHG’s loan agreements could affect UHG’s financial health and its ability to raise additional capital to fund its operations or potential acquisitions.

As of December 31, 2024, UHG’s consolidated homebuilding debt was approximately $50.2 million, of which was secured by inventory pursuant to the Syndicated Line with Wells Fargo (as defined herein), and carried a weighted average interest rate of 8.41% as of December 31, 2024. UHG’s obligations under the Credit Agreement with Kennedy Lewis (as defined herein) are secured by a security interest in 100% of the capital stock of Great Southern Homes, Inc., a subsidiary of UHG (“GSH”). See Note 9 - Debt of the Notes to the Consolidated Financial Statements contained in this report. The amount and the maturities of UHG’s debt could have important consequences on UHG’s cash flows and results of operations. For example, UHG’s obligations to service its debt facilities could require the dedication of a substantial portion of cash flow from operations to payment of debt and reduce the ability to use cash flow for other operating or investing purposes; limit the flexibility to adjust to changes in business or economic conditions; and limit the ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements. The covenants, restrictions or limitations in UHG’s debt facilities could limit its ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict its activities or business plans and adversely affect its ability to finance operations, acquisition, investments or strategic alliances or other capital needs or to engage in other business activities that would be in its interest.

UHG’s existing financing agreements contain, and the financing arrangements UHG enters into in the future likely will contain, covenants that limit UHG’s ability to take certain actions. UHG’s Syndicated Line with Wells Fargo contains significant restrictions on UHG’s ability to incur additional debt. The Syndicated Line also contains affirmative, negative, and financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $70 million, (ii) 25% of positive consolidated earnings earned in any fiscal quarter, (iii) 100% of new equity contributed to the Borrower (as defined in the Wells Fargo Facility), (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests, and (v) 100% of the amount of any repurchase of equity interests in the Company; (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, except for up to two quarterly measurement periods in which the ratio shall not exceed 2.50 to 1.00 during the period beginning on August 2, 2024 and ending on December 31, 2025; (c) a minimum debt service coverage ratio of no less than 1.50 to 1.00 for the period from and after June 30, 2024 until June 30, 2025, and a minimum of 2.00 to 1.00 thereafter, provided that a minimum debt service coverage ratio of no less than 1.35 to 1.00 will be permitted for up to two quarterly measurement periods during the period beginning on August 2, 2024 and ending on June 30, 2025; (d) a minimum liquidity amount of not less than $37,500,000 from and after June 30, 2024, provided that during any period in which the debt service coverage ratio is less than 1.50 to 1.00, the minimum liquidity threshold will be at least the greater of (i) $45,000,000, or (ii) an amount equal to 1.50x the trailing twelve month interest incurred; and (e) unrestricted cash of not less than $15,000,000 at all times. UHG’s Credit Agreement with Kennedy Lewis also contains certain financial covenants, including (a) a minimum tangible net worth of at least $70 million; (b) a maximum leverage covenant that prohibits the consolidated total leverage ratio from exceeding 2.50 to 1.00 for any fiscal quarter (as determined on the last day of each fiscal quarter); provided that UHG may exceed such ratio in two instances from December 11, 2024 until December 31, 2025 so long as the consolidated total leverage ratio does not exceed 2.625 to 1.00 as of the last day of such fiscal quarter; (c) a minimum debt service coverage ratio (as determined on the last day of each fiscal quarter) of (x) not less than 1.35 to 1.00 until June 30, 2025 and (y) thereafter to be greater than 1.50 to 1.00, provided that such debt service coverage ratio may be less than 1.35 to 1.00 in two instances from December 11, 2024 until June 30, 2025 so long as the debt service coverage ratio is greater than or equal to 1.20 to 1.00 as of the last day of such fiscal quarter, and (d) minimum liquidity of not less than $20 million and unrestricted cash of not less than $10 million at all times. The obligations under the Kennedy Lewis Credit Agreement are guaranteed by UHG.

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

Failure to further extend the Wells Fargo Facility in 2027 could have a material adverse effect on UHG’s ability to meet the financing requirements of its business.

The Wells Fargo Facility has a stated maturity date in 2027, which date may be extended by one year upon UHG’s request and subject to the terms of the Wells Fargo Facility. If, at such time, UHG is unable to extend the Wells Fargo Facility or find a new source of borrowing on acceptable terms, UHG will be required to pay down the amounts outstanding under the Wells Fargo Facility, which may require UHG to sell assets, seek additional equity financing (which will result in additional dilution to stockholders) or reduce or delay capital expenditures, any of which could have a material adverse effect on UHG’s operations and financial condition. If UHG does not have sufficient funds and is otherwise unable to arrange financing, its assets may be foreclosed upon which could have a material adverse effect on UHG’s business, financial condition and results of operations. In addition, UHG would be restricted in its ability to acquire new investments, and UHG’s independent registered public accounting firm could raise an issue as to UHG’s ability to continue as a going concern.

Servicing UHG’s debt requires a significant amount of cash, and it may not have sufficient cash flow to pay its substantial debt, which could adversely impact its business and financial results.

UHG’s ability to meet its debt service obligations will depend, in part, upon its future financial performance. Future results are subject to the risks and uncertainties described in this Annual Report. UHG’s revenues and earnings vary with the level of general economic activity in the markets it serves. Its business is also affected by financial, political, business and other factors, many of which are beyond its control. The factors that affect its ability to generate cash can also affect its ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of UHG’s debt service obligations because borrowings under the Syndicated Line and the Credit Agreement bear interest at floating rates.

UHG’s financing arrangements contain, and UHG’s future financing arrangements will likely contain, restrictive covenants.

UHG’s financing arrangements contain a number of restrictive covenants that impose significant operating and financial restrictions on UHG and may limit UHG’s ability to engage in acts that may be in UHG’s long-term best interest, including, among other things, restrictions on UHG’s ability to, in certain instances:
•incur or guarantee additional indebtedness, except in accordance with the terms of UHG’s financing arrangements;
•declare or pay dividends and make other distributions on, or redeem or repurchase, capital stock of UHG; and
•make acquisitions of all or substantially all of the assets of another person, except in accordance with UHG’s financing arrangements.
As a result of these restrictions, UHG will be limited as to how it conducts its business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness UHG may incur could include more restrictive covenants. UHG cannot make any assurances that it will be able to maintain compliance with these covenants in the future and, if UHG fails to do so, that UHG will be able to obtain waivers from the lenders and/or amend the covenants.
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

Risks Related to UHG’s Organization and Structure

There are various potential conflicts of interest in UHG’s relationship with related party land developers, including with UHG’s Executive Chairman who has ownership interests in those related party land developers, and the interests of UHG’s Executive Chairman may not be aligned with the interest of UHG’s stockholders.

UHG has historically relied upon related party land developers for a significant amount of UHG’s pipeline of developed lots. Michael Nieri is the Executive Chairman and a Director of UHG and is also an owner and a board member of the sole manager of each of these related party land developers. The UHG Related Party Transactions Committee has established and monitors procedures to be followed in connection with transactions with these related party land developers and reviews all agreements and transactions entered into or to be entered into involving any of the related party land developers and UHG to ensure any such agreements and transactions are at arm’s length. However, because Mr. Nieri has material interests in these entities, there may be situations in which UHG’s interests and Mr. Nieri’s interests are inherently not fully aligned in transactions that involve both UHG and one or more of the related party land developers, and in some cases Mr. Nieri’s interests may directly conflict with the interest of UHG. These conflicts may include, without limitation: conflicts arising from the enforcement of agreements between UHG and the related party land developers; conflicts in determining whether UHG may be able to obtain more beneficial terms by purchasing lots from other third-party developers; and conflicts in determining the terms of current or future agreements and transactions. These conflicts of interest may result in transactions whose terms or outcomes are less favorable to UHG than would otherwise be the case without such arrangements with related party land developers.

The dual class structure of UHG’s common stock has the effect of concentrating voting power with UHG’s Executive Chairman, which may effectively eliminate the ability of holders of UHG’s Class A common stock to influence the outcome of important transactions, including a change in control.

UHG’s Class A common stock has one vote per share, and UHG’s Class B common stock has two votes per share. All of UHG’s Class B common stock is held by Michael Nieri, UHG’s Executive Chairman, and family trusts established for the benefit of certain of Mr. Nieri’s family members (such trusts collectively, the “Nieri Trusts”). As a result, Mr. Nieri and the Nieri Trusts control a majority of the voting power of the outstanding UHG Common Shares. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to UHG’s stockholders for their vote or approval, except as otherwise required by applicable law or UHG’s Amended and Restated Certificate of Incorporation. Accordingly, Mr. Nieri and the Nieri Trusts will likely effectively control all matters submitted to the stockholders, including the election of directors, amendments of organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of UHG’s assets, or other major corporate transaction requiring stockholder approval. Even if Mr. Nieri’s and the Nieri Trusts’ control constitutes less than a majority of the voting power of the outstanding UHG Common Shares, the extent of the influence that they have over UHG may be substantial.

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

UHG’s success depends to a significant degree upon the contributions of certain key personnel who would be difficult to replace. There is no guarantee that these personnel will remain employed with UHG. If any of UHG’s key personnel were to cease employment with it, its operating results could suffer. Further, the process of attracting and retaining suitable replacements for key personnel whose services it may lose would result in transition costs and would divert the attention of other members of senior management from existing operations. The loss of services from key personnel or a limitation in their availability could materially and adversely impact UHG’s business, prospects, liquidity, financial condition, and results of operations. Further, such a loss could be negatively perceived in the capital markets. UHG has not obtained and does not expect to obtain key man life insurance that would provide it with proceeds in the event of death or disability of any of its key personnel.

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

On March 30, 2025, an aggregate of approximately 20.8 million shares of UHG’s Class A common stock (which includes approximately 18.5 million shares of UHG’s Class B common stock that are convertible into shares of UHG’s Class A common stock but excludes shares issuable upon conversion of the Notes) will become available for sale without restriction, other than applicable securities laws. Sales of a significant number of these shares at any one time may result in trading volatility and reduce the market price of UHG’s Class A common stock.

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

UHG may issue additional shares of common or preferred stock (including upon the exercise of warrants), which would dilute the interest of UHG’s stockholders and may present other risks.

As of December 31, 2024, UHG had outstanding (i) public warrants and private placement warrants to purchase up to an aggregate of 11,591,663 shares of Class A common stock, and (ii) warrants to purchase up to 746,947 shares of Class A common stock that were issued in connection with warrant agreements of GSH that existed prior to the Business Combination. UHG may also issue up to 21,886,379 shares of Class A common stock in connection with the earnout related to the Business Combination, and may issue shares of Class A common stock in connection with equity based awards, 5,569,803 of which were outstanding as of December 31, 2024 (such equity-based compensatory awards are generally subject to vesting requirements). UHG may also issue a substantial number of additional shares of common stock (or securities convertible, exercisable or exchangeable for common stock) in the future, including in connection with acquisitions, pursuant to compensation arrangements (including under the United Homes Group, Inc. 2023 Equity Incentive Plan) or as a result of financing transactions.

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

If UHG identifies a material weakness in its internal control over financial reporting, or if UHG fails to maintain an effective system of internal controls, UHG may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence and, as a result, the value of the Class A common stock.
Effective internal controls over financial reporting are necessary for UHG to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. There is no assurance that material weaknesses or significant deficiencies in internal controls will not be identified in the future or that UHG will be successful in adequately remediating any such material weaknesses and significant deficiencies. UHG may in the future discover areas of its internal controls that need improvement. Furthermore, to the extent UHG’s business grows or significantly changes, UHG’s internal controls may become more complex, and UHG could require significantly more resources to ensure its internal controls remain effective. As discussed further in Part II, Item 9A of this Annual Report on Form 10-K, in 2023 UHG identified certain material weaknesses in its internal control over financial reporting, all of which have been remediated as of December 31, 2024. If UHG identifies material weaknesses in the future, it could negatively impact UHG’s operations or the market value of its common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in UHG’s internal control over financial reporting could also result in errors in UHG’s financial statements that could require UHG to restate its financial statements, cause it to fail to meet its reporting obligations, subject it to investigations from regulatory authorities or cause stockholders to lose confidence in its reported financial information, all of which could materially and adversely affect UHG.

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

Broad market and industry factors may materially harm the market price of UHG’s securities irrespective of its operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of UHG’s securities, are not predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to UHG could depress UHG’s share price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price of UHG’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future. In the past, following periods of market volatility, stockholders have initiated derivative actions. If UHG is involved in derivative litigation, it could have a substantial cost and divert resources and the attention of UHG’s management from UHG’s business regardless of the outcome of the litigation.

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

UHG may be a “United States real property holding corporation” (“USRPHC”) for U.S. federal income tax purposes for the current or future years, which could result in adverse U.S. federal income tax consequences to a Non-U.S. holder owning more than 5% of UHG’s Class A common stock.

UHG generally will be a USRPHC for any taxable year in which 50% or more of the value of its assets is attributable to interests in real property located in the United States. This is a factual determination that must be made annually and is dependent on various factors, including UHG’s market capitalization. UHG cannot assure its shareholders that it will not be a USRPHC in the future. If UHG is a USRPHC at any time during a Non-U.S. holder’s holding period in its shares of Class A common stock, a Non-U.S. Holder owning more than 5% of UHG’s Class A common stock will generally be subject to U.S. federal income tax on its gain realized on a sale or other taxable disposition of its shares of Class A common stock. Because of these adverse tax consequences, non-U.S. investors may choose not to invest in UHG. Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of UHG’s common stock.

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

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, UHG’s IT personnel incorporate external resources and advisors as needed on cybersecurity planning, reporting, and monitoring. These third-party relationships enable UHG to leverage specialized knowledge and insights, to ensure UHG’s cybersecurity strategies and processes are aligned with industry best practices. In addition to collaboration with various third parties, all of UHG’s employees are required to complete cybersecurity training at least once every three years and also have access to more frequent cybersecurity training through online training courses.

Oversee Third Party Risk

UHG utilizes various third-party software applications in the functioning of its core business. UHG conducts assessments of all third-party providers and maintains ongoing reviews to ensure compliance with its cybersecurity standards. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third party vendor is not able to provide a SOC 1 or SOC 2 report, UHG takes additional steps to assess their cybersecurity preparedness and assess its relationship on that basis. UHG’s assessment of risks associated with the use of third party providers is part of its overall cybersecurity framework.

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

Risk Management Personnel

UHG’s Chief Administrative Officer and the Director of IT are responsible for developing and implementing UHG’s information security program. UHG’s Chief Administrative Officer represented companies in IT integration, AI, and SaaS businesses over a span of two decades in private legal practice, and UHG’s Director of IT has more than 18 years of experience in data, application, and server security.

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

The South Carolina segment also owns a local office in Greer, South Carolina. See “Business - Land Acquisition Strategy and Development Process - Owned and Controlled Lots” for a summary of the other properties that UHG owned or controlled as of December 31, 2024.
Item 3. Legal Proceedings
From time to time, UHG is a party to ongoing legal proceedings in the ordinary course of business. See Note 13 - Commitments and contingencies - Litigation of the Notes to the Consolidated Financial Statements contained in this report for information about certain pending legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
UHG’s Class A common shares are listed on the Nasdaq Global Market and UHG’s public warrants are listed on the Nasdaq Capital Market (the “Nasdaq”) under the symbols “UHG” and “UHGWW,” respectively. UHG’s Class B common shares and private warrants are not listed or traded on any exchange. As of March 10, 2025, there were 53 holders of record of UHG’s Class A common shares, 5 holders of record of UHG’s Class B common shares, 1 holder of record of UHG’s public warrants, and 1 holder of record of UHG’s private warrants. Such numbers include Cede & Co. but do not include beneficial owners holding UHG’s securities through nominee names.
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
Overview
UHG designs, builds and sells homes in South Carolina, North Carolina and Georgia. The geographical markets in which UHG presently operates its homebuilding business are high-growth markets, with substantial in-migrations and employment growth. Prior to the Business Combination (discussed below), GSH’s business historically consisted of both homebuilding operations and land ownership and development operations. In 2023, GSH separated its land ownership and development operations and its homebuilding operations across separate entities in an effort to adopt best practices in the homebuilding industry associated with ownership and control of land and lots and production efficiency. The Company employs a land-light lot operating strategy, with a focus on the design, construction and sale of entry-level, first, second and third move-up single-family houses. UHG principally builds detached single-family houses, and, to a lesser extent, attached single-family houses, including duplex houses and town houses.
UHG’s pipeline as of December 31, 2024 consists of approximately 7,700 lots, which includes lots that UHG may acquire from third party lot option contracts or land bank option contracts, in addition to lots that are owned or controlled by related parties and which UHG expects to obtain the contractual right to acquire.
Since its founding in 2004, UHG has delivered approximately 15,000 homes and currently builds in 46 active subdivisions at prices that generally range from approximately $200,000 to approximately $600,000. For the years ended December 31, 2024 and 2023, UHG had 1,399 and 1,296 net new orders, and generated approximately $463.7 million and $421.5 million in revenue on 1,431 and 1,383 closings, respectively.
UHG’s strategy to grow its business is multifaceted. UHG expects to grow organically, both arising out of its historical operations and through expansion of its business verticals. UHG’s business verticals positioned to further drive the Company’s growth include its mortgage joint venture Homeowners Mortgage, LLC (the “Joint Venture”). UHG expects that continued operation of the Joint Venture will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates. In addition, UHG’s external growth strategy will allow it to expand into new markets and increase community count via targeted acquisitions of complementary private homebuilders and homebuilding operations.
UHG’s revenues increased from approximately $421.5 million for the year ended December 31, 2023 to $463.7 million for the year ended December 31, 2024. For the year ended December 31, 2024, UHG generated net income of approximately $46.9 million, which included a gain of $88.7 million related to the change in fair value of derivative liabilities and a loss of $45.6 million related to the extinguishment of Convertible Notes, gross profit of 17.2%, adjusted gross profit of 19.9%, and adjusted EBITDA margin of 6.8%, representing a decrease of $78.2 million, and percentage decreases of 1.7%, 1.5%, and 2.8%, respectively, from the year ended December 31, 2023.
Adjusted gross profit, EBITDA, adjusted EBITDA, and EBITDA margin are not financial measures under generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.
In recent years the homebuilding industry has faced headwinds due to macro-economic factors, such as rising inflation and mortgage rates. While the Federal Reserve reduced its federal funds rate in September and December 2024, the 10-year Treasury Yield has increased, resulting in mortgage rates remaining elevated. As a result, new home demand has been negatively impacted as the combination of higher home prices and higher mortgage rates have resulted in mortgage payments increasing faster than buyer incomes. In response to softer demand for new homes, UHG and the industry have introduced additional sales incentives, mostly in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs. In addition, the Company has made efforts to revise its portfolio of house plans, offer more customization options to buyers, and reduce direct construction costs which are expected to accelerate sales activity and improve profitability. While UHG cannot predict the extent to which the aforementioned factors will impact its performance, it believes that its land-light business model positions it well to effectively navigate market volatility.
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
Prior to the Closing Date, Legacy UHG’s historical financial records, including the historical financial position, results of operations, and cash flows of Legacy UHG were prepared on a carve-out basis in accordance with GAAP. The carve-out methodology was used since Legacy UHG’s inception until the Closing date. Refer to Note 1 - Nature of operations and basis of presentation of the Notes to the Consolidated Financial Statements contained in this report for more information on the Basis of Presentation.
Recent Developments
Creekside Custom Homes Acquisition
On January 26, 2024, the Company completed the acquisition of selected assets of Creekside Custom Homes, LLC, a South Carolina corporation (“Creekside”) (the “Creekside Acquisition”) for $12.7 million in cash. In the preliminary purchase price allocation, UHG recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $3.6 million. The goodwill arising from the acquisition consists largely of the expected synergies from expanding the Company’s market presence in South Carolina and the experience and reputation of the acquired management team. The remaining basis is primarily comprised of the fair value of inventory, lot deposits acquired, and intangible assets of $10.5 million, $3.1 million, and $0.4 million respectively, offset by $4.8 million of liabilities acquired.
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
Land Development Operations
Prior to the Business Combination until the Closing Date, Legacy UHG historically transacted with affiliates that were owned by the shareholders of GSH. The Company’s Consolidated Financial Statements contained herein include historical information and results attributable to the homebuilding operations of GSH. The historical financial information of Legacy UHG may not be indicative of Legacy UHG’s future performance, primarily because prior to the Business Combination, the lots developed by affiliates were not transferred to the homebuilding operations of GSH at a market rate. Since the Business Combination, developed lots acquired by UHG from related parties and third parties have been acquired at fair market value, which, when compared to Legacy UHG’s historical acquisition of developed lots from non-third parties at cost, affects the comparability of Cost of sales.
Income Taxes
Prior to the Business Combination, Legacy UHG was included in the tax filings of shareholders of GSH, which were taxed individually under the provision of Subchapter S and Subchapter K of the Internal Revenue Code. Following the Business Combination, UHG became a corporation subject to corporate-level taxes, and the income taxes became dependent upon its taxable income, and its net income since the Business Combination reflects such taxes. UHG recognizes the financial statement impacts of GAAP and tax timing differences on a quarterly basis.
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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents summary results of operations for the periods indicated:

	Year Ended December 31,		Amount Change
	2024	2023		% Change
Statements of Operations
Revenue, net of sales discounts	$463,714,017	$421,474,101	$42,239,916	10.0%
Cost of sales	383,883,751	341,748,481	42,135,270	12.4%
Selling, general and administrative expense	74,699,741	65,094,444	9,605,297	14.7%
Other expense, net	(12,482,940)	(3,762,613)	(8,720,327)	NM
Equity in net earnings from investment in joint venture	1,528,984	1,244,091	284,893	22.9%
Loss on extinguishment of Convertible Notes	(45,642,497)	—	(45,642,497)	NM
Change in fair value of derivative liabilities	88,652,980	115,904,646	(27,251,666)	(23.5)%
Income before taxes	$37,187,052	$128,017,300	$(90,830,248)	(71.0)%
Income tax (benefit) expense	(9,718,688)	2,957,016	(12,675,704)	NM
Net income	$46,905,740	$125,060,284	$(78,154,544)	(62.5)%
Other Financial and Operating Data:
Active communities at end of period(a)	46	61	(15)	(24.6)%
Home closings	1,431	1,383	48	3.5%
Average sales price of homes closed(b)	$329,111	$315,718	$13,393	4.2%
Net new orders (units)	1,399	1,296	103	7.9%
Cancellation rate	11.4%	13.6%	(2.2)%	(16.2)%
Backlog	157	189	(32)	(16.9)%
Gross profit	$79,830,266	$79,725,620	$104,646	0.1%
Gross profit %(c)	17.2%	18.9%	(1.7)%	(9.0)%
Adjusted gross profit(d)	$92,407,360	$90,080,976	$2,326,384	2.6%
Adjusted gross profit %(c)	19.9%	21.4%	(1.5)%	(7.0)%
EBITDA(d)	$60,431,172	$144,815,138	$(84,383,966)	(58.3)%
EBITDA margin %(c)	13.0%	34.4%	(21.3)%	(62.1)%
Adjusted EBITDA(d)	$31,636,133	$40,470,122	$(8,833,989)	(21.8)%
Adjusted EBITDA margin %(c)	6.8%	9.6%	(2.8)%	(29.2)%
______________________________
NM - Not Meaningful
(a)UHG had 13 communities in closeout as of the year ended December 31, 2024 and 7 communities in closeout as of the year ended December 31, 2023. These communities are not included in the count of “Active communities at end of period.”
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
Revenues: Revenues for the year ended December 31, 2024 were $463.7 million, an increase of $42.2 million, or 10.0%, from $421.5 million for the year ended December 31, 2023. The increase in revenues was primarily attributable to the increase in production-built home closings, due to acquisitions in late 2023 and early 2024, and the Company’s increased sales efforts in the second half of the year to sell and close finished inventory. Higher average sales price of production-built homes further contributed to the increase in revenues. The average sales price of production-built homes closed for the year ended December 31, 2024 was $329,111, an increase of $13,393, or 4.2%, from the average sales price of production-built homes closed of $315,718 for the year ended December 31, 2023. The increase is primarily attributable to the product mix from acquisitions.

Cost of Sales and Gross Profit: Cost of sales for the year ended December 31, 2024 was $383.9 million, an increase of $42.2 million, or 12.4%, from $341.7 million for the year ended December 31, 2023. The increase in cost of sales was primarily attributable to an increase in home closings, product mix from acquisitions, and increased incentives, primarily in the form of mortgage rate buy-downs and closing cost assistance. The Company closed 1,431 homes during the year ended December 31, 2024, an increase of 48 home closings, or 3.5%, as compared to 1,383 homes closed during the year ended December 31, 2023.
Gross profit for the year ended December 31, 2024 was $79.8 million, an increase of $0.1 million, or 0.1%, from $79.7 million for the year ended December 31, 2023. Gross profit as a percentage of revenue for the year ended December 31, 2024 was 17.2%, a decrease of 1.7%, as compared to 18.9% for the year ended December 31, 2023. The decrease in gross profit as a percentage of revenue is attributable to higher discounting on homes in an effort to accelerate sales, especially on finished inventory, higher level of incentives, amortization of purchase price accounting adjustments related to acquisitions, and certain non-recurring costs, such as severance costs from the June 2024 workforce reduction and abandoned project costs, partially offset by lower interest expense in cost of sales.
Adjusted Gross Profit: Adjusted gross profit for the year ended December 31, 2024 was $92.4 million, an increase of $2.3 million, or 2.6%, as compared to $90.1 million for the year ended December 31, 2023. Adjusted gross profit as a percentage of revenue for the year ended December 31, 2024 was 19.9%, a decrease of 1.5%, as compared to 21.4% for the year ended December 31, 2023. The decrease in adjusted gross profit as a percentage of revenue was attributable to discounting of homes in an effort to accelerate sales, especially of finished inventory, and higher costs of sales which was driven by higher incentives. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the year ended December 31, 2024 was $74.7 million, an increase of $9.6 million, or 14.7%, from $65.1 million for the year ended December 31, 2023. The increase in selling, general and administrative expense was primarily attributable to an increase of $4.4 million in commission expense due to an increase in home closings and additional broker incentives, an increase of $3.9 million in salaries, wages, and related expenses due to increased headcount from corporate personnel as a public company and acquisitions, an increase of $1.2 million related to severance costs associated with the June 2024 workforce reduction, and an increase of $1.0 million in advertising costs, partially offset by a decrease in insurance expense.
Other Expense, Net: Total other expense, net for the year ended December 31, 2024 was an expense of $12.5 million, an increase of $8.7 million as compared to an expense of $3.8 million for the year ended December 31, 2023. The increase in other expense, net was primarily attributable to an increase in interest expense of $6.4 million partially from the issuance of the Convertible Notes in March 2023, a decrease in investment income of $1.8 million primarily from lower cash balances, and an increase of $0.4 million in amortization expense.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the year ended December 31, 2024 was $1.5 million, an increase of $0.3 million, as compared to $1.2 million for the year ended December 31, 2023.
Loss on extinguishment of Convertible Notes: Loss on extinguishment of Convertible Notes for the year ended December 31, 2024 was $45.6 million and is a result of the redemption of the Convertible Notes that occurred in December 2024. As a result of the redemption, the Company paid to the Convertible Note Investors (a) an aggregate of $70.0 million, plus accrued and unpaid interest through the Redemption Date, and (b) an aggregate of 10,168,850 shares of Class A Common Stock with a fair value of $4.41 per share. The majority of the loss on extinguishment is attributable to the make-whole payment of $37.1 million.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the year ended December 31, 2024 was a gain of $88.7 million as compared to a gain of $115.9 million for the year ended December 31, 2023. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Condensed Consolidated Statement of Operations. The overall increase is primarily attributable to changes in the fair value of the Earnout Shares, which fluctuates each period due to changes in the Company's stock price.
Income Tax (Benefit) Expense: Income tax (benefit) expense for the year ended December 31, 2024 was a benefit of $9.7 million as compared to an expense of $3.0 million for the year ended December 31, 2023. The Company's estimated annual effective tax rate as of December 31, 2024 is (26.1)% as compared to 2.4% as of December 31, 2023. The primary driver of the change in estimated annual effective tax rate is the change in fair value of derivative liabilities.
Net Income: Net income for the year ended December 31, 2024 was $46.9 million, a decrease of $78.2 million, or 62.5%, from $125.1 million for the year ended December 31, 2023. The decrease in net income is primarily attributable to the loss on extinguishment of Convertible Notes, change in fair value of derivative liabilities, an increase in selling, general, and administrative expense, and a decrease in gross profit percentage, partially offset by an increase in income tax benefit.
Net New Orders: Net new orders for a period is gross sales of homes less any customer cancellations received during the same period. Net new orders for the year ended December 31, 2024 were 1,399 units, an increase of 103 units, or 7.9%, from 1,296 units for the year ended December 31, 2023.
Cancellation Rate: The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period. The cancellation rate for the year ended December 31, 2024 was 11.4%, a decrease of 2.2%, from 13.6% for the year ended December 31, 2023.
Backlog: Backlog consists of homes sold but not yet closed with customers. Backlog represents the number of homes in backlog from the previous period plus sales of homes during the current period less cancellations of existing sales contracts and home closings during the current period. A portion of the homes in backlog will not result in homes delivered due to cancellations. Backlog for the year ended December 31, 2024 was 157 units, a decrease of 32 units, or 16.9%, from 189 units for the year ended December 31, 2023.
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

	Year Ended December 31,
	2024	2023
Revenue, net of sales discounts	$463,714,017	$421,474,101
Cost of sales	383,883,751	341,748,481
Gross profit	$79,830,266	$79,725,620
Interest expense in cost of sales	8,563,039	9,385,970
Amortization in homebuilding cost of sales(a)	3,049,453	442,231
Severance expense in cost of sales	347,680	—
Abandoned project costs	507,500	—
Non-recurring remediation costs	109,422	527,155
Adjusted gross profit	$92,407,360	$90,080,976
Gross profit %(b)	17.2%	18.9%
Adjusted gross profit %(b)	19.9%	21.4%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments
(b) Calculated as a percentage of revenue
EBITDA and Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of the Company. The Company defines EBITDA as net income before (i) capitalized interest expensed in cost of sales, (ii) interest expensed in other (expense) income, net, (iii)

depreciation and amortization, and (iv) taxes. The Company defines adjusted EBITDA as EBITDA before stock-based compensation expense, transaction cost expense, non-recurring loss on disposal of leasehold improvements, non-recurring remediation costs, amortization included in homebuilding cost of sales (adjustments resulting from the application of purchase accounting in connection with acquisitions), severance expense, abandoned project costs, loss on extinguishment of Convertible Notes, and change in fair value of derivative liabilities. Management of the Company believes EBITDA and adjusted EBITDA are useful because they provide a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies.
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated.

	Year Ended December 31,
	2024	2023
Net income	$46,905,740	$125,060,284
Interest expense in cost of sales	8,563,039	9,385,970
Interest expense in other expense, net	12,438,514	6,042,358
Depreciation and amortization	1,945,296	1,217,778
Taxes	(9,421,417)	3,108,748
EBITDA	$60,431,172	$144,815,138
Stock-based compensation expense	6,475,649	7,019,183
Transaction cost expense	2,428,344	3,239,637
Non-recurring loss on disposal of leasehold improvements	—	331,424
Non-recurring remediation costs	109,422	527,155
Amortization in homebuilding cost of sales(a)	3,049,453	442,231
Severance expense	1,645,076	—
Abandoned project costs	507,500	—
Loss on extinguishment of Convertible Notes	45,642,497	—
Change in fair value of derivative liabilities	(88,652,980)	(115,904,646)
Adjusted EBITDA	$31,636,133	$40,470,122
EBITDA margin(b)	13.0%	34.4%
Adjusted EBITDA margin(b)	6.8%	9.6%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments
(b) Calculated as a percentage of revenue
Liquidity and Capital Resources
Overview
UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as borrowings under the revolving credit facility (“Syndicated Line”), as further described below. As of December 31, 2024, UHG had approximately $22.6 million in cash and cash equivalents, a decrease of $34.1 million, or 60.1%, from $56.7 million as of December 31, 2023. As of December 31, 2024 and 2023, UHG had approximately $96.4 million and $24.4 million, respectively, in unused committed capacity, calculated in accordance with the Syndicated Line.
In March 2023, UHG received net proceeds from the Business Combination and the PIPE investments (“PIPE Investments”) of approximately $94.4 million. UHG used proceeds received from the Business Combination and the PIPE Investments for general corporate purposes, including corporate operating expenses and for the acquisitions of homebuilders which closed in 2023 and January of 2024. In December 2024, the Company redeemed the Convertible Notes by paying the outstanding principal and interest amounts plus a make-whole amount, consisting of (a) an aggregate of $70.0 million plus accrued and unpaid interest, and (b) an aggregate of 10,168,850 shares of Class A Common Stock with a fair value of $4.41 per share. The Company financed the transaction, in part, by entering into a Credit Agreement with a third party that provides for a Term Loan of $70.0 million. This transaction is expected to result in reduced interest expense. Refer to Note 9 - Debt and Note 14 - Convertible Notes payable for additional information.
UHG believes that its current cash holdings, as well as cash generated from continuing operations, cash available under the Syndicated Line, and cash obtained from land banking arrangements, will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations and meet current commitments under its contractual obligations.
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
The Company’s strategy is to acquire developed lots through third party and related party land developers and land bank partners pursuant to lot option contracts. When entering into these contracts, the Company agrees to purchase finished lots at predetermined prices, time frames, and quantities that match expected selling pace in the community. Most lot option contracts require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. Refer to Note 11 - Lot deposits of the Notes to the Consolidated Financial Statements and “Off-Balance Sheet Arrangements” for additional information.
Capital Resources
Wells Fargo Syndication
The Syndicated Line provides for an aggregate commitment of up to $220.0 million, of which the Company had outstanding borrowings of $50.2 million as of December 31, 2024. The Syndicated Line also includes a $2.0 million letter of credit sub-facility under the same terms and conditions. The Company had $96.4 million of availability under the Syndicated Line, based on its borrowing base of $147.4 million. The borrowing base up to the aggregate commitment generates availability in accordance with the value of the collateral at a given point. The availability under the Syndicated Line, which impacts total liquidity, is reduced by outstanding letters of credit that are not fully cash collateralized. As of December 31, 2024, the Syndicated Line had a weighted average interest rate of 8.41% and will mature on August 2, 2027 except with respect to two non-extending lenders which represent $73.3 million of the committed amount and will mature August 10, 2026.
The Syndicated Line contains various customary representations, warranties by the Company and covenants that are described in Note 9 - Debt of the Notes to the Consolidated Financial Statements contained in this report. As of December 31, 2024, the Company was in compliance with all covenants set forth in the Syndicated Line.
Kennedy Lewis Credit Agreement
In 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, GSH, Kennedy Lewis Agency Partners, LLC, as administrative agent, and the lenders party thereto (the “Lenders”) pursuant to which the Lenders thereunder funded a $70,000,000 subordinated loan (“Term Loan”), the proceeds of which were used to redeem the outstanding convertible promissory notes from the Selling Stockholders.
The Term Loan has an outstanding balance of $67,150,116 as of December 31, 2024, and matures on the earlier of December 11, 2030, the maturity date under the Company’s Second Amended and Restated Credit Agreement, or the acceleration of indebtedness under the Syndicated Line. The weighted average interest rate of the loan was 11.70% as of December 31, 2024. Refer to Note 9 - Debt of the Notes to the Consolidated Financial Statements contained in this report for additional information.
The Credit Agreement contains various customary representations, warranties by the Company and covenants that are described in Note 9 - Debt of the Notes to the Consolidated Financial Statements contained in this report. As of December 31, 2024, the Company was in compliance with all covenants set forth in the Credit Agreement.
Other Homebuilding Debt

As a result of the Creekside acquisition, the Company assumed a series of construction loans with a financial institution. During the third quarter of 2024, the Company settled the remaining construction loans with the financial institution and did not recognize a gain or loss on extinguishment of debt as part of the transaction.
The Company had other borrowings with private investors totaling zero and $3.3 million as of December 31, 2024 and December 31, 2023, respectively, which are comprised of other notes payable and mortgage loans acquired in the normal course of business. During the second quarter of 2024, the Company settled the remaining private investor debt and recognized a loss on extinguishment of debt amounting to $0.1 million.
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to five years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of December 31, 2024, the future minimum lease payments required under these leases totaled $3.4 million, with $1.2 million payable within 12 months. Further information regarding the Company’s leases is provided in Note 13 - Commitments and contingencies of the Notes to the Consolidated Financial Statements contained in this report.
Cash Flows
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table summarizes the Company’s cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
Net cash flows provided by operating activities	$15,443,642	$28,224,880
Net cash flows used in investing activities	(12,586,245)	(24,300,985)
Net cash flows (used in) provided by financing activities	(33,979,799)	40,508,741
Operating Activities
Net cash provided by operating activities was $15.4 million for the year ended December 31, 2024, as compared to $28.2 million for the year ended December 31, 2023. The difference in cash flows year over year is $12.8 million. This change is primarily attributable to a decrease in cash provided by net income adjusted for non-cash transactions of $13.8 million, primarily attributable to higher Cost of sales as a result of increased incentives in the form of mortgage rate buydowns and closing costs compared to the prior year, and an increase in Selling, general and administrative expense.
Investing Activities
Net cash used in investing activities was $12.6 million for the year ended December 31, 2024, as compared to $24.3 million for the year ended December 31, 2023. The difference in cash flows year over year is $11.7 million. The change is primarily attributable to a decrease in cash used for payments on business acquisitions, net of cash acquired of $11.6 million, and a decrease in cash used in purchases of property and equipment of $0.1 million.
Financing Activities
Net cash used in financing activities was $34.0 million for the year ended December 31, 2024, as compared to net cash provided by financing activities of $40.5 million for the year ended December 31, 2023. The difference in cash flows year over year is $74.5 million. During the year ended December 31, 2024, cash flows used in financing activities was primarily due to net cash used of $2.9 million to redeem the Convertibles Notes and issue the Term Loan, net repayments of $28.3 million of homebuilding and land banking debt, and debt issuance costs of $2.8 million. In contrast, during the year ended December 31, 2023, cash flows provided by financing activities included cash received of $94.4 million as a result of the Business Combination, PIPE, and recapitalization transactions, partially offset by the net repayment of homebuilding debt of $32.7 million, distributions and net transfers to shareholders and Other Affiliates of $17.9 million, and debt issuance costs of $3.2 million.

Critical Accounting Policies and Estimates
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
Revenue Recognition
UHG recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Home sale transactions typically have a single performance obligation to deliver a completed home to the homebuyer which is generally satisfied when control of the home is transferred to the customer. Control is considered to be transferred to the customer at the time of closing when the title and possession of the home are received by the homebuyer. Little to no estimation is involved in recognizing such revenues. Revenue is reported net of any discounts and incentives.
Revenues from home sales in which the buyer retains title to the homesite while UHG builds the home are recognized based on the percentage of completion of the home construction as that is considered to represent the transfer of control. Percentage of completion is based on costs incurred as compared to total estimated project costs.
Real Estate Inventory and Cost of Home Sales
Inventory includes pre-acquisition land costs, land under development, developed lots, homes under construction, and finished homes. Pre-acquisition land costs include due diligence costs (such as environmental testing, surveys, engineering, and entitlement costs) related to potential land acquisitions, and costs related to finished lots or land under development held by third-party land bank partners incurred prior to the Company’s purchase of the land. Land under development consists of raw parcels of land already zoned for its intended use to develop into finished lots. Developed lots consist of land that has been developed for or acquired by UHG, and vertical construction is imminent. At the time construction begins, developed lots are transferred to homes under construction. Homes under construction represents costs associated with active homebuilding activities which include, but are not limited to, direct material, labor, and overhead costs related to home construction, capitalized interest, real estate taxes, and land option fees. Finished homes represent substantially completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes and selling, general, and administrative costs are expensed as incurred.
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
Developed lot costs are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot. At the time construction of the home begins, developed lot costs are transferred to homes under construction within inventory. Sold units are expensed to cost of sales based on a specific identification basis. Cost of sales consists of specific construction costs of each home, estimated warranty costs, allocated developed lot costs, and closing costs applicable to the home.
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
Stock-Based Compensation
As of December 31, 2024, the Company has four types of stock-based compensation outstanding: stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) with a market condition and stock warrants. Stock option, RSU, and PSU awards are expensed on a straight-line basis over the requisite service period of the entire award from the date of grant through the period of the last separately vesting portion of the grant. For grants that include graded vesting and either a market or performance condition, the Company utilizes the graded vesting method to recognize compensation expense. The Company accounts for forfeitures when they occur. The Company’s stock warrant awards do not contain a service condition and are expensed on the grant date.
The fair value of stock option awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black‑Scholes option pricing model. The fair value and requisite service period of PSU awards with a market condition are determined using a Monte Carlo simulation model. These models require the input of highly subjective assumptions, including the option's expected term and stock price volatility. The grant date fair value of the RSUs is the closing price of UHG’s common stock on the date of the grant. Refer to Note 15 - Stock-based compensation of the Notes to the Consolidated Financial Statements contained in this report for additional information.
Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Refer to Note 3 - Summary of significant accounting policies of the Notes to the Consolidated Financial Statements for additional information related to those instruments that the Company accounts for as a derivative liability.
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
Refer to Note 15 - Stock-based compensation and Note 16 - Earnout shares of the Notes to the Consolidated Financial Statements contained in this report for additional information, including definitions.
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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business acquisitions. In accordance with ASC 350, the Company analyzes goodwill for impairment on at least an annual basis as of October 1 of each year using a two-step process. The first step is a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. The Company may, at its election, skip the qualitative assessment and move directly to the second step. In the quantitative assessment, the evaluation of goodwill for possible impairment includes estimating fair value using one or a combination of valuation techniques, including discounted expected future cash flows. These valuation techniques require significant judgments including estimation of future cash flows, which is dependent on internal projections, estimation of the long-term growth rate for the business, and determination of the respective weighted-average cost of capital. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.
If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. There was no goodwill impairment recorded during the years ended December 31, 2024 and 2023.
Recently Issued/Adopted Accounting Standards
Refer to the sections titled “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” in Note 3 of the Notes to the Consolidated Financial Statements contained in this report, for more information.
Off-Balance Sheet Arrangements
Land-Light Acquisition Strategy
The Company’s land-light strategy is accomplished in two ways - lot option contracts with third party and related party land developers and land bank option contracts. These option contracts grant the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices from various land developers and land bank partners. The Company has the right to cancel or terminate the option contracts at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid pursuant to such option contracts as well as capitalized pre-acquisition costs such as lot option fees paid to the land bank partner. In certain circumstances, the Company may have a completion obligation under development agreements with land bankers where the Company may be at-risk for certain cost overruns.
UHG’s pipeline as of December 31, 2024 consists of approximately 7,700 lots, which includes lots that are owned or controlled by related parties, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts or land bank option contracts. The risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $48.2 million in Lot deposits and $4.7 million of capitalized pre-acquisition costs in Inventories as of December 31, 2024.
Surety Bonds and Letters of Credit
During the ordinary course of business, the Company enters into surety bonds and letters of credit arrangements with local municipalities, government agencies, and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.
As of December 31, 2024, the Company had outstanding surety bonds and letters of credit totaling $7.6 million and $0.7 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.
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
UHG is subject to market risk on its debt instruments primarily due to fluctuations in interest rates. The Company currently utilizes variable-rate debt. For variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company’s future earnings and cash flows. UHG has not entered into, nor does it intend to enter into in the future, derivative financial instruments for trading or speculative purposes or to hedge against interest rate fluctuations.
The interest rate on the borrowings under the Syndicated Line is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. In addition, the interest rate on the borrowings under the Term Loan is based upon adjusted daily simple SOFR plus an applicable margin ranging between 675 basis points and 775 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the Syndicated Line and Term Loan. As of December 31, 2024, UHG had $50.2 million and $67.2 million outstanding under the Syndicated Line and Term Loan, respectively, which carried weighted average interest rates of 8.41% and 11.70%, respectively. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $1.2 million.

Item 8. Financial Statements and Supplementary Data

UNITED HOMES GROUP, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
United Homes Group, Inc.
Chapin, SC
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of United Homes Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2021.
Tysons, VA
March 14, 2025

UNITED HOMES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$22,628,933	$56,671,471
Restricted cash	2,920,136	—
Accounts receivable, net	4,121,964	1,661,206
Inventories	139,270,286	182,809,702
Real estate inventory not owned	8,444,854	—
Due from related party, net	187,688	88,000
Related party note receivable	531,789	610,189
Income tax receivable	2,078,823	—
Lot deposits	48,152,609	33,015,812
Investment in joint venture	691,449	1,430,177
Property and equipment, net	759,336	1,073,961
Operating right-of-use assets	2,778,559	5,411,192
Deferred tax asset, net	15,248,494	2,405,417
Prepaid expenses and other assets	8,283,294	7,763,565
Goodwill	9,279,676	5,706,636
Total Assets	$265,377,890	$298,647,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$17,804,125	$38,680,764
Homebuilding debt and other affiliate debt	50,196,208	80,451,429
Liabilities from real estate inventory not owned	6,584,102	—
Income tax payable	—	1,128,804
Other accrued expenses and liabilities	14,660,524	8,353,824
Operating lease liabilities	2,957,734	5,565,320
Derivative liabilities	39,158,209	127,610,943
Term Loan, net	67,150,116	—
Convertible Notes payable	—	68,038,780
Total Liabilities	$198,511,018	$329,829,864

Commitments and contingencies (Note 13)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 21,607,007 and 11,382,282 shares issued and outstanding on December 31, 2024, and 2023, respectively.	2,160	1,138
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on December 31, 2024, and 2023, respectively.	3,697	3,697
Additional paid-in capital	53,937,139	2,794,493
Retained earnings (Accumulated deficit)	12,923,876	(33,981,864)
Total Stockholders' equity	66,866,872	(31,182,536)
Total Liabilities and Stockholders' equity	$265,377,890	$298,647,328

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenue, net of sales discounts	$463,714,017	$421,474,101
Cost of sales	383,883,751	341,748,481
Gross profit	79,830,266	79,725,620

Selling, general and administrative expense	74,699,741	65,094,444
Net income from operations	5,130,525	14,631,176

Other expense, net	(12,482,940)	(3,762,613)
Equity in net earnings from investment in joint venture	1,528,984	1,244,091
Loss on extinguishment of Convertible Notes	(45,642,497)	—
Change in fair value of derivative liabilities	88,652,980	115,904,646
Income before taxes	37,187,052	128,017,300
Income tax (benefit) expense	(9,718,688)	2,957,016
Net income	$46,905,740	$125,060,284

Basic and diluted earnings per share
Basic	$0.96	$2.74
Diluted	$0.90	$2.35

Basic and diluted weighted-average number of shares
Basic	48,967,507	45,639,431
Diluted	63,139,920	55,768,890
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional paid-in capital	Retained earnings (Accumulated Deficit)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2022 (1)	373,471	$37	36,973,876	$3,697	$1,422,630	$57,577,672	$59,004,036
Distributions and net transfer to shareholders and Other Affiliates	—	—	—	—	—	(4,193,093)	(4,193,093)
Stock-based compensation expense	—	—	—	—	2,571,106	—	2,571,106
Forfeiture of private placement warrants	—	—	—	—	890,001	—	890,001
Issuance of common stock upon the reverse recapitalization, net of transaction costs	8,492,528	850	—	—	17,589,024	—	17,589,874
Issuance of common stock related to PIPE Investment	1,333,962	133	—	—	9,501,782	—	9,501,915
Issuance of common stock related to lock-up agreement	421,099	42	—	—	4,194	—	4,236
Recognition of derivative liability related to earnout	—	—	—	—	(242,211,404)	—	(242,211,404)
Recognition of derivative liability related equity incentive plan	—	—	—	—	(1,279,139)	—	(1,279,139)
Earnout stock-based compensation expense for UHG employee options	—	—	—	—	4,448,077	—	4,448,077
Transaction costs related to reverse recapitalization	—	—	—	—	(2,932,426)	—	(2,932,426)
Reclassification of negative APIC related to the reverse recapitalization	—	—	—	—	212,426,727	(212,426,727)	—
Exercise of stock options under the 2023 Plan	13,202	1	—	—	133,978	—	133,979
Forfeiture of stock options under the 2023 Plan	—	—	—	—	487,739	—	487,739
Exercise of stock warrants	748,020	75	—	—	(75)	—	—
Transaction costs related to equity issuance	—	—	—	—	(257,721)	—	(257,721)
Net income	—	—	—	—	—	125,060,284	125,060,284
Balance, December 31, 2023	11,382,282	$1,138	36,973,876	$3,697	$2,794,493	$(33,981,864)	$(31,182,536)
Exercise of stock options under the 2023 Plan	26,514	2	—	—	77,225	—	77,227
Stock-based compensation expense	—	—	—	—	6,475,649	—	6,475,649
Issuance of shares related to restricted stock units	23,794	2	—	—	(2)	—	—
Taxes related to net share settlement of restricted stock units	—	—	—	—	(28,202)	—	(28,202)
Issuance of shares related to performance stock units	5,567	1	—	—	(1)	—	—
Taxes related to net share settlement of performance stock units	—	—	—	—	(22,633)	—	(22,633)
Recognition of derivative liability related to equity incentive plan	—	—	—	—	(211,370)	—	(211,370)
Forfeiture of stock options under the 2023 Plan	—	—	—	—	8,368	—	8,368
Issuance of shares related to redemption of Convertible Notes	10,168,850	1,017	—	—	44,843,612	—	44,844,629
Net income	—	—	—	—	—	46,905,740	46,905,740
Balance, December 31, 2024	21,607,007	$2,160	36,973,876	$3,697	$53,937,139	$12,923,876	$66,866,872
______________________________
(1)The shares of the Company’s common stock, prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 373.47:1 (“Exchange Ratio”) established in the Business Combination.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$46,905,740	$125,060,284
Adjustments to reconcile net income to net cash flows from operating activities:
Credit loss	49,103	192,248
Investment earnings in joint venture	(1,528,984)	(1,244,091)
Depreciation expense	194,182	199,413
Loss on sale of property and equipment	62,193	329,533
Loss on extinguishment of debt	103,754	—
Loss on extinguishment of Convertible Notes	45,642,497	—
Gain on lease modification	(197,427)	—
Amortization of intangible assets	390,586	36,690
Amortization of debt issuance costs	1,461,494	981,675
Amortization of discount on Convertible Notes	1,986,290	1,324,504
Amortization of discount on private investor debt	59,638	47,608
Non-cash interest income	—	(38,455)
Stock-based compensation expense	6,475,649	7,019,183
Amortization of operating lease right-of-use assets	1,238,609	1,097,281
Provision for deferred income taxes	(12,843,077)	(2,617,918)
Change in fair value of contingent earnout liability	(87,353,533)	(126,644,642)
Change in fair value of warrant liabilities	(960,091)	10,988,922
Change in fair value of equity incentive plan	(339,356)	(248,926)
Change in fair value of contingent consideration	(663,000)	181,000
Distribution from joint venture	2,205,000	—
Net change in operating assets and liabilities:
Accounts receivable	(2,509,861)	153,819
Related party receivable, net	(99,688)	1,349,235
Inventories	45,572,678	22,247,292
Lot deposits	(12,081,297)	(25,380,030)
Prepaid expenses and other assets	17,630	(143,791)
Accounts payable	(21,153,737)	11,674,490
Operating lease liabilities	(1,016,135)	(943,153)
Income tax receivable/ payable	(3,144,915)	426,933
Other accrued expenses and liabilities	6,969,700	2,175,776
Net cash flows provided by operating activities	15,443,642	28,224,880
Cash flows from investing activities:
Purchases of property and equipment	(31,750)	(162,328)
Proceeds from the sale of property and equipment	110,000	66,100
Proceeds from promissory note issued for sale of property and equipment	—	93,286
Proceeds from related party note receivable	78,400	—
Payments on business acquisitions, net of cash acquired	(12,742,895)	(24,298,043)
Net cash flows used in investing activities	(12,586,245)	(24,300,985)
Cash flows from financing activities:
Proceeds from homebuilding debt	73,000,000	72,500,000
Repayments of homebuilding debt	(103,956,663)	(105,055,992)
Proceeds from sale of real estate inventory not owned	18,048,898	—
Repayments of liabilities from real estate inventory not owned	(11,348,784)	—
Repayments on private investor loans	(4,012,000)	(105,000)
Payment of debt issuance costs	(2,811,948)	(3,240,984)
Proceeds from exercise of employee stock options	74,471	5,765
Repayment of the Convertible Notes payable	(70,822,938)	—

Proceeds from the Term Loan	67,900,000	—
Taxes related to net share settlement of performance stock units	(22,633)	—
Taxes related to net share settlement of restricted stock units	(28,202)	—
Proceeds from other affiliate debt	—	136,773
Distributions and net transfer to shareholders and Other Affiliates	—	(17,896,302)
Proceeds from Convertible Notes, net of transaction costs	—	71,500,000
Proceeds from PIPE investment and lock up	—	4,720,427
Proceeds from Business Combination, net of SPAC transaction costs	—	30,336,068
Payment of equity issuance costs	—	(257,721)
Payment of transaction costs	—	(12,134,293)
Net cash flows (used in) provided by financing activities	(33,979,799)	40,508,741
Net change in cash, cash equivalents, and restricted cash	(31,122,402)	44,432,636
Cash, cash equivalents, and restricted cash, beginning of year	56,671,471	12,238,835
Cash, cash equivalents, and restricted cash, end of year	$25,549,069	$56,671,471
Supplemental cash flow information:
Cash paid for interest	$20,691,978	$15,682,821
Cash paid for income taxes	$6,269,305	$5,148,000
Supplemental disclosures of non-cash activities:
Issuance of common stock related to redemption of Convertible Notes	44,844,629	—
Modification to existing lease	2,212,222	(40,968)
Termination of existing lease	101,298	—
Additions of right-of-use lease assets and liabilities	564,588	5,300,103
Noncash exercise of employee stock options	2,756	128,214
Forfeiture of employee stock options	8,368	(487,739)
Promissory note issued for sale of property and equipment	—	665,020
Settlement of co-obligor debt to affiliates	—	8,340,545
Release of guarantor from GSH to shareholder	—	2,841,034
Non-cash distribution to owners of Other Affiliates	—	12,671,122
Earnest money receivable from Other Affiliates	—	2,521,626
Recognition of previously capitalized deferred transaction costs	—	2,932,426
Recognition of derivative liability related to earnout	—	242,211,404
Recognition of derivative liability related to equity incentive plan	211,370	1,279,139
Recognition of warrant liability upon Business Combination	—	1,531,000
Forfeiture of private placement warrants upon Business Combination	—	(890,001)
Issuance of common stock upon the reverse recapitalization	—	39,933,707
Recognition of deferred tax asset upon Business Combination	—	1,589,600
Recognition of income tax payable upon Business Combination	—	701,871
Recognition of assumed assets and liabilities upon Business Combination, net	—	3,588,110
Noncash exercise of stock warrants	—	75
Recognition of contingent liability upon business acquisition	—	300,000
Recognition of contingent consideration upon business acquisition	—	1,707,000
Total non-cash activities	$47,945,231	$326,823,288
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
UHG constructs single-family residential homes and has active operations in South Carolina, North Carolina, and Georgia offering a range of residential products.
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
Prior to the Closing Date, Legacy UHG’s historical financial records, including the historical Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows of Legacy UHG, were prepared on a carve-out basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Consolidated Statements of Changes in Stockholders’ Equity were adjusted for the retroactive application of the reverse recapitalization using the Exchange Ratio. After March 30, 2023, no carve-out amounts were included in UHG’s Consolidated Financial Statements.
Periods prior to the Business Combination
Prior to the Business Combination until the Closing Date, Legacy UHG had historically transacted with affiliates that were owned by the shareholders of GSH. Legacy UHG has categorized the various affiliates based on the nature of the transactions with Legacy UHG and their primary operations. The categories are as follows:
Land Development Affiliates - Land development affiliates’ primary operations consist of acquiring and developing raw parcels of land for vertical home construction. Upon completion, the land development affiliates transferred the developed lots to Legacy UHG in a non-cash transaction.
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
All revenues and expenses directly associated with the activity of Legacy UHG are included in these financial statements. In addition, a portion of Legacy UHG’s corporate expenses including stock-based compensation were allocated to Legacy UHG based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional cost of sales or employee headcount, as applicable. The corporate expense allocations include the cost of corporate functions and resources provided by or administered by GSH including, predominately, costs associated with executive management, finance, accounting, legal, human resources, and costs associated with operating GSH’s office buildings. The corporate expense allocation requires significant judgment and management believes the basis on which the corporate expenses have been allocated reasonably reflects the utilization of services provided to Legacy UHG during the periods presented.
In addition, all significant transactions between Legacy UHG and GSH have been included in these financial statements. The aggregated net effect of transactions between Legacy UHG and GSH was settled within Retained earnings (Accumulated deficit) on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity as they were not expected to be settled in cash. These amounts were reflected in the Consolidated Statements of Cash Flows within Distributions and net transfer to shareholders and Other Affiliates and, when transactions were historically not settled in cash, in non-cash activities.
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
Convertible Note
In connection with the closing of the Business Combination, DHHC entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”), by and among itself, GSH, and a group of investors (the “Convertible Note Investors”). Pursuant to and at the closing of the transactions contemplated by the Note Purchase Agreement, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Convertible Promissory Notes (the “Notes,” or “Note PIPE Financing”) and, pursuant to the terms of share subscription agreements entered into between each Convertible Note Investor and UHG, an additional 744,588 UHG Class A Common Shares (the “PIPE Shares”) in a private placement PIPE investment (the “PIPE Investment”). On December 11, 2024, the Company redeemed the Notes. Refer to Note 14 - Convertible Notes payable for additional information.
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
Cash and Cash Equivalents – The Company considers Cash and cash equivalents to be cash and all highly liquid investments that are readily convertible into cash with an original maturity of three months or less. Cash and cash equivalents also include cash proceeds from home closings that are in-transit or held by the Company’s third-party escrow agents for the Company’s benefit. The home closing proceeds are generally received in less than five days and are considered to be deposits in transit. As of December 31, 2024 and 2023, the Company had no deposits in transit.
The Company places its Cash and cash equivalents on deposit with various financial institutions in the United States. The Federal Deposit Insurance Corporation insures up to $250,000 for substantially all depository accounts at each financial institution. The Company’s cash accounts at various times during the year are in excess of the insured amount.
Restricted Cash - Restricted cash primarily relates to cash held in escrow that is restricted for land development activities.
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
–Homes under construction - At the time construction of the home begins, developed lots and any pre-acquisition costs are transferred to homes under construction within inventory. This inventory represents costs associated with active homebuilding activities which include, predominately, field labor, materials and overhead costs related to home construction, capitalized interest, and real estate taxes.
–Finished homes - This inventory represents substantially completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes are expensed as incurred.
The Company capitalizes interest to Homes under construction during active development of the home in accordance with ASC 835, Interest. Capitalized interest is transferred to Finished homes when development is substantially completed and expensed to Cost of sales upon the sale of the home. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense within Other expense, net in the period incurred.
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

Real Estate Inventory Not Owned - In 2024, the Company entered into a land banking arrangement which resulted in the Company selling certain finished lots it owned to a land banker and simultaneously entering into option contracts to repurchase those finished lots. In accordance with ASC 606, Revenue from contracts with customers, these transactions are considered a financing arrangement rather than a sale because of the Company's options to repurchase these finished lots at a higher price. The amounts recognized as Liabilities from real estate inventory not owned represent the net cash received from the land banking arrangement, consistent with ASC 606. The Liabilities from real estate inventory not owned are excluded from the Company's debt covenant calculations.
Lot Deposits – The Company enters into lot option contracts with third party and related party land developers, and land bank option contracts. Most option contracts require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price over a specified period of time. Such agreements enable the Company to defer acquiring portions of properties owned by land sellers and land bank partners until the Company determines whether and when to complete such acquisition, which may serve to reduce the financial risks associated with long-term land holdings. The Company transfers the deposit to inventory upon receipt of the title of the lot. The Company writes off lot deposits and any associated pre-acquisition costs to Cost of sales if it becomes probable that the Company will not proceed with the project or recover the capitalized costs. See Note 11 - Lot deposits for further details.
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
Intangible Assets - Intangible assets are recorded within Prepaid expenses and other assets on the Consolidated Balance Sheets, and consist of the estimated fair value of tradenames, architectural designs, and noncompete agreements acquired in connection with acquisitions. The identified finite-lived intangible assets are amortized over their respective estimated useful lives. Amortization expense associated with intangible assets is recorded to Selling, general and administrative expense in the Consolidated Statement of Operations. The estimated useful life of each asset group is summarized below:

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
Goodwill - Goodwill represents the excess of purchase price over the fair value of the assets acquired and the liabilities assumed in a business combination. See Note 5 - Business acquisitions, for details on recent acquisitions. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company evaluates goodwill for potential impairment on at least an annual basis as of October 1 of each year. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.
Business Acquisitions - The Company accounts for business acquisitions using the acquisition method. Under ASC 805, Business Combination, a business acquisition occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a business acquisition. If they do not meet this criteria the transaction is accounted for as an asset acquisition. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities. Any contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. Contingent consideration is remeasured at fair value at each reporting date and subsequent changes in the fair value of the contingent consideration are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations.
Unconsolidated Variable Interest Entities - Pursuant to ASC 810, Consolidation, and subtopics related to the consolidation of variable interest entities (“VIEs”), management analyzes the Company’s investments and transactions under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and the right to receive returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
The Company has a shared services agreement with a related party that operates in the land development business in which the Company will provide accounting, IT, HR, and other administrative support services and receive property maintenance services, due diligence and negotiation assistance with purchasing third party finished lots. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Management determined the related party is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s most significant activities. Accordingly, the Company does not consolidate the VIE. As of December 31, 2024 and 2023, the Company recognized a receivable of $187,688 and $88,000, respectively, related to the shared services agreement included within Due from related party on the Consolidated Balance Sheets.
The Company enters into lot option contracts with third party and related party land developers, and land bank option contracts to procure land or lots for the construction of homes. Under these option contracts, the Company funds a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices. Such contracts allow the Company to defer acquiring portions of properties owned by land sellers or land bank partners until the Company has determined whether and when to exercise the option, which may serve to reduce the Company’s financial risks associated with long-term land holdings. Under the terms of the option contracts, the option deposits are not refundable. Management determined it holds a variable interest through its potential to absorb some of the land seller and land bank partners’ first dollar risk of loss by placing a non-refundable deposit. Management determined that these counterparties to option contracts are VIEs, however the Company is not the primary beneficiary and therefore does not consolidate these VIEs. The creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss due to its involvement with the VIEs is limited to the non-refundable lot deposits, capitalized pre-acquisition costs, and, for certain land bank option contracts, potential performance obligations and cost overruns relative to the property under option.
As of December 31, 2024 and 2023 the Company recognized $48,152,609 and $33,015,812, respectively, of assets related to option contracts included within Lot deposits and $4,736,858 and zero, respectively, of pre-acquisition land costs included within Inventories on the Consolidated Balance Sheets. In certain instances where the Company has entered into option contracts to purchase developed lots from a land bank partner, the Company may also enter into an agreement to complete the development of the lots on behalf of the land bank partner at a fixed cost. The Company may be at risk for cost overruns related to the development of the property under option.
In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Consolidated Balance Sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development. The maximum exposure to loss with respect to the sale and subsequent repurchase of lots to the land banker is limited to the value of the Real estate inventory not owned not financed by the land banker, which was $1,860,752 as of December 31, 2024.
Debt Issuance Costs – Loan costs that qualify as debt issuance costs associated with the Company’s Homebuilding debt are capitalized and amortized over the term of the line of credit on a straight-line basis in accordance with ASC 835, Interest. These debt issuance costs are included in Prepaid expenses and other assets. Loan costs that qualify as debt issuance costs associated with the land bank agreements and Term Loans are recorded as a contra-liability and amortized over the term of the debt using the effective interest method in accordance with ASC 835, Interest. These debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt on the Consolidated Balance Sheets. See Note 9 - Debt for further details.
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
The Company accounts for its investment in the Joint Venture under the equity method of accounting, as it determined that the Company has the ability to exercise significant influence over the venture, but does not have control. Under the equity method, the investment in the unconsolidated joint venture is recorded initially at cost, as Investment in Joint Venture, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. For the years ended December 31, 2024 and 2023, the Company received $2,205,000 and zero from the Joint Venture as distributions. There were no additional capital contributions for the years ended December 31, 2024 and 2023. Additionally, there were no impairment losses related to the Company’s investment in the Joint Venture recognized during the years ended December 31, 2024 and 2023.
Stock-based Compensation – The Company recognizes stock-based compensation expense within Selling, general and administrative expense in the Consolidated Statements of Operations for certain stock-based payment arrangements, which include stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock warrants.
In accordance with ASC 718, Compensation - Stock Compensation, stock-based compensation expense for all stock-based payment awards is based on the grant date fair value. For any awards that do not contain a market condition, the Company estimates fair value using a Black-Scholes option pricing model. For any awards that contain a market condition, the Company estimates fair value using a Monte Carlo simulation model. The grant date fair value of RSUs is the closing price of UHG’s common stock on the date of the grant. The Company recognizes forfeitures as they occur rather than applying a prospective forfeiture rate in advance. See Note 15 - Stock-based compensation for further details.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an explicit borrowing rate, management uses the Company’s incremental borrowing rate based on information available at the commencement date, in determining the present value of the lease payments. In determining an incremental borrowing rate, the Company considers the lease term, credit risk of the lessee and the lease, the size of the lease payments, the current economic environment affecting the lessee and the lease, and the collateralized nature of the lease. The ROU assets also include any lease payments made, reduced by any lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in Selling, general and administrative expense on the Consolidated Statement of Operations. The Company applies the practical expedient to combine lease and non-lease components when accounting for ROU assets and lease liabilities of all asset classes.
Variable lease costs represent additional expenses incurred by the Company that are not included in the lease payment. These costs are expensed as incurred and are recorded within Selling, general and administrative expense on the Consolidated Statement of Operations for the years ended December 31, 2024 and 2023. The Company has elected not to recognize leases with an initial term of 12 months or less (“short-term leases”) on the Consolidated Balance Sheets. Instead, these expenses are recognized as incurred.
From time to time, the Company may enter into sale-leaseback transactions with related parties and third parties. Unless otherwise noted, UHG accounts for sale-leaseback transactions at their contractually stated terms. As the leases do not provide an explicit borrowing rate, management used the Company’s incremental borrowing rate based on information available as of the lease commencement date. Refer to Note 13 - Commitments and contingencies for additional detail on these transactions.
Revenue Recognition - The Company’s revenues consist primarily of home sales in the United States. Home sale transactions are made under fixed price contracts. The Company generally determines the selling price per home based on the expected cost plus a margin. Home sale transactions typically have one single performance obligation to deliver a completed home to the homebuyer which is generally satisfied when the closing conditions are met. The Company’s contracts primarily have a contract duration of one year or less. The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between a customer’s payment and the transfer of goods or services is one year or less. For the years ended December 31, 2024 and 2023, no significant financing components were present in the Company’s contracts.
Performance obligations are generally satisfied at a point in time, when the control of the home is transferred to the customer. Control is considered to be transferred to the customer at the time of closing when the title and possession of the home are received by the homebuyer. The Company generally requires initial cash deposits from the homebuyer at the time the sales contract is executed which is held by a third-party escrow agent. The remaining consideration to which the Company is entitled to is received at the time of closing through an escrow agent, typically within five days or less of the closing date. For the years ended December 31, 2024 and 2023, revenue recognized at a point in time from speculative home closings totaled $461,145,889 and $409,606,466, respectively.
In some contracts, the Company is contracted to construct a home or homes on underlying land the customer controls. For these specific contracts, the performance obligation is satisfied over time, as the Company’s performance creates or enhances an asset that the customer controls. The Company recognizes revenue for these contracts using the input method based on costs incurred as compared to total estimated project costs. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. For the years ended December 31, 2024 and 2023, revenue recognized over time from construction activities on land owned by customers totaled $2,568,128 and $11,867,635, respectively.
For homes with revenue recognized over time, a large portion of the Company’s contracts with these customers and the related performance obligations have an original expected duration of one year or less. As a result, the Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for these contracts.
The Company periodically bills these customers over the term of the project and performs a quarterly analysis between billings and revenue recognized. The Company records a contract asset when work performed by the Company is greater than the amount billed. Conversely, the Company records deferred revenue when the amount billed is greater than the work performed. As of December 31, 2024 and 2023, the Company recorded a contract asset of $369,840 and $88,562, respectively, which is included in Prepaid expense and other assets on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company recorded deferred revenue of $12,681 and zero, respectively, which is included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. Substantially all deferred revenue is recognized in revenue within twelve months of being received from customers.
The Company frequently performs reviews of all contracts to estimate profitability in the future. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total estimated loss at the time it is fully determinable. For the years ended December 31, 2024 and 2023, the Company did not recognize a loss on any contracts.
Sales discounts and incentives include price concessions on the selling price of a home and seller-paid financing or closing costs, including rate buydowns. Concurrent with the recognition of revenues in the Consolidated Statements of Operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues. All other sales incentives are recognized as a cost of selling the home and are included in Cost of sales. Revenues include forfeited deposits, which occur when home sale contracts that include a nonrefundable deposit are cancelled. Revenues from forfeited deposits were considered insignificant for all years presented.
The Company determined that costs to obtain a contract include sales commission paid to agents and brokers for selling services to attract home buyers into sales agreements. The contract term is typically the closing date when the title and consideration are exchanged. The Company applies the practical expedient associated with ASC 606 to recognize the incremental costs of obtaining a contract as an expense when incurred, i.e., when the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Advertising – The Company expenses advertising and marketing costs as incurred and is included within Selling, general, and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company incurred $3,167,779 and $2,132,057, respectively, in advertising and marketing costs.
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
Prior to the Business Combination, Legacy UHG was included in the tax filings of the shareholders of GSH, which were taxed individually under the provision of Subchapter S and Subchapter K of the Internal Revenue Code. Individual shareholders were liable for income taxes on their respective shares of GSH’s taxable income. In connection with its change in status to a taxable entity, the Company recorded, for the year ended December 31, 2023, discrete items of $982,981 in order to establish various deferred tax balances, primarily attributable to timing differences in revenue recognition. Similarly, the Company recorded, for the year ended December 31, 2023, discrete items of $102,472 to establish various deferred tax balances as a result of a change in tax status of the acquired entity in the Rosewood transaction. See Note 5 - Business acquisitions, for further details regarding this acquisition.
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
The 8,625,000 warrants issued in connection with DHHC’s Initial Public Offering (the “Public Warrants”), the 2,966,663 Private Placement Warrants (as defined below), the 21,495,794 Earnout Shares and certain stock options (as discussed in Note 15 - Stock-based compensation) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments, earnout shares and stock options as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised or issued, respectively. The Public Warrant quoted market price was used as the fair value for the Public Warrants. The Private Placement Warrants and the Earnout shares were valued using a Monte Carlo analysis. See the Earnout and Warrant Liabilities sections below for further detail on each instrument and their classification. Stock options were valued using Black‑Scholes valuation model. See Note 15 - Stock-based compensation for further details.
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
The estimated fair values of the Earnout Shares are determined by using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a daily basis over the Earnout Period as defined in Note 16 - Earnout shares. The preliminary estimated fair values of the Earnout Shares were determined using the most reliable information available, including the current trading price of the UHG Class A Common Shares, expected volatility, risk-free rate, expected term and dividend rate.
The earnout liability is categorized as a Level 3 fair value measurement because the Company estimated projections during the Earnout Period utilizing unobservable inputs. See Note 6 - Fair value measurement for further detail on UHG’s accounting policy related to the fair value of financial instruments.
Warrant Liabilities- The Company assumed 8,625,000 publicly-traded warrants (“Public Warrants”) from DHHC’s initial public offering and 2,966,663 private placement warrants originally issued by DHHC (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants” or “Warrants”). Upon consummation of the Business Combination, each Common Stock Warrant issued entitled the holder to purchase one UHG Class A Common Share at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable as of April 29, 2023. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain exceptions. During the years ended December 31, 2024 and 2023, no Common Stock Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Public Warrants and Private Placement Warrants and concluded that both meet the definition of a derivative and will be accounted for in accordance with ASC 815, as the Public Warrants and Private Placement Warrants are not considered indexed to UHG’s stock.
PIPE Investment - In connection with the closing of the Business Combination, GSH entered into the Note Purchase Agreement with DHHC and the Convertible Note Investors. As part of the PIPE Investment, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares. The Company accounted for the Notes and PIPE Shares as two freestanding financial instruments. The Company accounted for the Notes at amortized cost and amortized the debt discount to interest expense using the effective interest method over the expected term of the Notes pursuant to ASC 835, Interest. The Company accounted for the PIPE Shares as equity, as they are not in the scope of ASC 480. The Company applied the relative fair value method to allocate the $75.0 million in aggregate proceeds received among the freestanding instruments issued. Specifically, $70.2 million was allocated to the Notes, and $4.8 million was allocated to the PIPE Shares. The amount allocated to the PIPE Shares is presented as an increase in Additional paid-in capital.
The Notes are considered a hybrid financial instrument consisting of a debt “host” and embedded features. The Company evaluated the Notes at issuance for embedded derivative features and the potential need for bifurcation under ASC 815, and determined that the Notes contained embedded derivatives, including conversion features and redemption rights. Although the Company determined that a group of these embedded features which are contingent on certain events occurring, as further discussed in Note 14 - Convertible Notes payable, would need to be bifurcated, the contingencies themselves are either entirely within the Company’s control or based on an event for which management considers the probability of occurring as extremely remote. Therefore, the group of embedded features which are contingent on certain events and required to be bifurcated would likely have minimal or no value and therefore deemed to not be material to the Consolidated Financial Statements.
The Company engaged an independent valuation firm to assist with the valuation of the Notes and the PIPE Shares. Refer to Note 14 - Convertible Notes payable for further valuation details.
The Company recognized issuance costs of $3.5 million in connection with the Note Purchase Agreement. Issuance costs are specific incremental costs that are (1) paid to third parties and (2) directly attributable to the issuance of a debt or equity instrument. The issuance costs attributable to the initial sale of the instrument are offset against the associated proceeds in the determination of the instrument’s initial net carrying amount. On December 11, 2024, the Company redeemed the Notes. See Note 14 - Convertible Notes payable for further details.
Recently Adopted Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 retrospectively as required on December 31, 2024. See Note 4 - Segment reporting for further details.
Recent Accounting Pronouncements Not Yet Adopted – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to disclose specified details about costs and expenses within the notes to the financial statements. This ASU mandates that entities, at each interim and annual period, disclose the amounts of (a) inventory purchases, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion, depreciation, and amortization for oil and gas activities included within each relevant expense caption presented on the income statement within continuing operations. Entities are also required to (1) combine certain disclosures already mandated under GAAP with these new requirements, (2) provide qualitative descriptions of expenses that are not disaggregated quantitatively, and (3) disclose total selling expenses and, annually, the definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Consolidated Financial Statements and related disclosures.
Note 4 - Segment reporting
An operating segment is defined as a component of an enterprise for which separate financial information is available and for which segment results are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”). The Company’s CODM is identified as the Executive Management Team, comprising the Company’s Interim Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. Together, these individuals assess the performance of the Company’s operating segments and allocate resources. The CODM functions collectively rather than as individuals, ensuring that decisions reflect a balanced and strategic approach to managing operations. UHG primarily operates in the homebuilding business and is organized and reported by division. The identification of reporting segments is based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, and methods used to sell and construct homes.
During the fourth quarter of 2024, the CODM began regularly reviewing the discrete financial information for Rosewood to individually assess its performance and allocate resources. This change reflects the evolving structure of the Company and is due to the uniqueness of Rosewood’s product offerings compared to the rest of the Company. As a result, the Company now discloses three reportable segments: GSH South Carolina, Rosewood, and Other. Each segment represents distinct geographical and operational aspects of UHG’s business.
GSH South Carolina represents GSH’s homebuilding operations primarily across the state of South Carolina. The main products for GSH South Carolina include entry-level homes and first-move-up homes, catering to a wide range of buyers transitioning into homeownership or seeking to upgrade from their initial purchase. South Carolina operations span the Upstate, Midlands, and Coastal regions, with a smaller presence in Georgia.
Rosewood, which also operates in South Carolina, encompasses UHG’s operations focused on delivering second and third move-up homes in the South Carolina market. These homes cater to buyers seeking more luxurious and customized living spaces, and typically feature larger floor plans, high-end finishes, and premium amenities.
Other consists of UHG’s homebuilding operations in Raleigh, NC and mortgage operations conducted through a mortgage banking joint venture (“Joint Venture”), Homeowners Mortgage, LLC, which do not meet the quantitative thresholds to be disclosed separately. Raleigh offers a similar product line to GSH South Carolina in a different geographical market, serving North Carolina, primarily in and around Raleigh. The Joint Venture is primarily engaged in brokering residential mortgage loans and enhances the Company’s ability to offer integrated homebuying experiences by providing financing solutions directly to customers while generating additional income streams.
The accounting policies of the segments are consistent with those outlined in the summary of significant accounting policies. The CODM evaluates performance and allocates resources for GSH South Carolina, Rosewood, and Other based on both segment gross profit and profit or loss from operations before income taxes. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. Segment gross profit is used to evaluate product pricing strategies, monitor margins, and assess return on inventory, while segment profit or loss from operations before income taxes is utilized to assess overall segment profitability and performance of each market and product type on a consistent and comparable basis.
The following tables summarize revenues, gross profit and pre-tax income by segment for the years ended December 31, 2024 and 2023 as well as total assets by segment as of December 31, 2024 and 2023, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Year Ended December 31, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$419,452,667	$25,749,898	$18,511,452	$—	$463,714,017
Cost of sales	337,567,357	24,388,989	17,026,492	4,900,913	383,883,751
Segment gross profit	81,885,310	1,360,909	1,484,960	(4,900,913)	79,830,266
Severance expense	171,492	—	1,125,904	—	1,297,396
Selling, general and administrative expense	48,142,345	1,905,444	3,001,916	20,352,640	73,402,345
Other expense, net (2)	3,417,529	930,042	296,107	7,839,262	12,482,940
Total segment income (loss) before taxes	$30,153,944	$(1,474,577)	$(2,938,967)	$(33,092,815)	$(7,352,415)
Reconciling items:
Reconciling items from equity method investments					1,528,984
Loss on extinguishment of Convertible Notes					(45,642,497)
Change in fair value of derivative liabilities					88,652,980
Consolidated income before taxes					$37,187,052

	Year Ended December 31, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Assets (excl. goodwill)	$163,993,627	$27,913,285	$21,379,194	$42,812,108	$256,098,214
Goodwill	3,573,040	5,206,636	500,000	—	9,279,676
Total segment assets	167,566,667	33,119,921	21,879,194	42,812,108	265,377,890

	Year Ended December 31, 2024
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$1,528,984	$1,528,984
Investment in joint venture	—	—	—	691,449	691,449
Depreciation and amortization	1,651,938	261,677	12,599	19,082	1,945,296
Interest expense	6,192,317	960,303	569,687	13,279,246	21,001,553

	Year Ended December 31, 2023
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$417,034,454	$4,189,647	$250,000	$—	$421,474,101
Cost of sales	335,173,174	3,935,663	290,945	2,348,699	341,748,481
Segment gross profit	81,861,280	253,984	(40,945)	(2,348,699)	79,725,620
Selling, general and administrative expense	47,870,734	607,733	617,833	15,998,144	65,094,444
Other (income), net (2)	(199,383)	(1,946)	(172,035)	4,135,977	3,762,613
Total segment income (loss) before taxes	$34,189,929	$(351,803)	$(486,743)	$(22,482,820)	$10,868,563
Reconciling items:
Reconciling items from equity method investments					1,244,091
Change in fair value of derivative liabilities					115,904,646
Consolidated income before taxes					$128,017,300

	Year Ended December 31, 2023
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Assets (excl. goodwill)	$224,197,721	$26,228,981	$16,485,564	$26,028,426	$292,940,692
Goodwill	—	5,206,636	500,000	—	5,706,636
Total segment assets	224,197,721	31,435,617	16,985,564	26,028,426	298,647,328

	Year Ended December 31, 2023
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$1,244,091	$1,244,091
Investment in joint venture	—	—	—	1,430,177	1,430,177
Depreciation and amortization	1,159,672	49,554	5,250	3,302	1,217,778
Interest expense	7,037,271	—	—	8,391,057	15,428,328
____________
(1)Segment revenues include revenue recognized at a point in time from speculative home closings and revenue recognized over time from construction activities on land owned by customers, in accordance with the Company's revenue recognition policy.
(2)Other (income) expense, net includes, among other items, interest expense not attributable to homebuilding activities, investment income, and amortization expense.
(3)Corporate items included within consolidated income before taxes includes unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments. Similarly, corporate items included within consolidated assets include corporate cash and cash equivalents, deferred tax assets attributable to the corporate entity, and operating lease right-of-use assets.

Note 5 - Business acquisitions
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
For the year ended December 31, 2024, the Company recorded Revenue of $15,854,801 and Net income of $518,548, respectively, related to Creekside operations. Transaction costs of $533,695 related to this transaction were expensed as incurred within the Selling, general and administrative expense line item in the Consolidated Statement of Operations.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the Creekside acquisition had occurred on January 1, 2023. The disclosure of Rosewood and Herring Homes is included for comparative purposes and reflects revenue and net income balances as if the acquisitions closed on January 1, 2022. Unaudited pro forma net income adjusts the operating results of the stated acquisitions to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the inventory step-up and transaction costs. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
Unaudited Pro Forma	2024	2023
Revenue	$465,013,122	$485,929,400
Net income	$47,981,318	$127,115,590

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
Due to the short-term nature of the Company’s Cash and cash equivalents, Accounts receivable, and Accounts payable, the carrying amounts of these instruments approximate their fair value. Lot deposits are recorded at the agreed-upon contract value, which approximates fair value. The interest rates on the Homebuilding debt and other affiliate debt, and the Term Loan vary and are the greater of either a reference rate plus an applicable margin, or the base rate plus the aforementioned applicable margin. Refer to Note 9 - Debt for additional detail on the determination of these instruments’ interest rate. As the reference rate of the Homebuilding debt and other affiliate debt and the Term Loan at any point in time are reflective of the current interest rate environment the Company operates in, the carrying amount of these instruments approximates their fair value.
The Convertible Notes payable is presented on the Consolidated Balance Sheet at its amortized cost and not at fair value as of December 31, 2023. On December 11, 2024, the Company redeemed the Convertible Notes payable. See “Note 14 - Convertible Notes payable” for further details.
All other financial instruments except for Derivative private placement warrants liability, Contingent earnout liability, Derivative stock option liability, Contingent consideration, and Convertible Notes payable are classified within Level 1 of the fair value hierarchy because the Company values these instruments based on recent trades of securities in active markets.
The estimated fair value of the derivative private placement warrants liability, contingent earnout liability, derivative stock option liability, contingent consideration, and Convertible Notes payable is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 14 - Convertible Notes payable, Note 15 - Stock-based compensation, Note 16 - Earnout shares, and Note 17 - Warrant liability respectively.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation.

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$28,213,229	$28,213,229
Derivative private placement warrant liability	—	—	2,907,330	2,907,330
Derivative public warrant liability	7,762,500	—	—	7,762,500
Derivative stock option liability	—	—	275,150	275,150
Total derivative liability	7,762,500	—	31,395,709	39,158,209
Contingent consideration[1]	—	—	1,225,000	1,225,000
Total fair value	$7,762,500	$—	$32,620,709	$40,383,209

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$115,566,762	$115,566,762
Derivative private placement warrant liability	—	—	3,292,996	3,292,996
Derivative public warrant liability	8,336,925	—	—	8,336,925
Derivative stock option liability	—	—	414,260	414,260
Total derivative liability	8,336,925	—	119,274,018	127,610,943
Contingent consideration[1]	—	—	1,888,000	1,888,000
Total fair value	$8,336,925	$—	$121,162,018	$129,498,943
__________________
1 Contingent consideration is recorded within Other accrued expenses and liabilities on the Consolidated Balance Sheets.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the years ended December 31, 2024 and 2023, respectively.
The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis:

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Contingent consideration
Liability at January 1, 2024	$115,566,762	$3,292,996	$414,260	$1,888,000
Recognition	—	—	211,370	—
Forfeitures	—	—	(8,368)	—
Exercise of liability awards	—	—	(2,756)	—
Change in fair value	(87,353,533)	(385,666)	(339,356)	(663,000)
Liability at December 31, 2024	$28,213,229	$2,907,330	$275,150	$1,225,000
Note 7 - Inventories
The following table and descriptions summarize the Company’s inventory as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Pre-acquisition land costs	$4,736,858	$—
Land under development	—	8,846,666
Developed lots	15,490,849	26,380,906
Homes under construction	43,981,627	100,929,615
Finished homes	75,060,952	46,652,515
Total inventory	$139,270,286	$182,809,702
Developed lots that were self developed or purchased at fair value from third parties and related parties was $15,490,849 and $22,046,804 as of December 31, 2024 and December 31, 2023, respectively.
The Company capitalizes into Inventories interest costs incurred on homes under construction during the construction period until they are substantially complete. A summary of capitalized interest is as follows:

	2024	2023
Capitalized interest at beginning of the period:	$3,026,082	$1,250,460
Interest incurred	21,124,373	17,203,950
Interest expensed:
Amortized to cost of sales	(8,563,039)	(9,385,970)
Directly to interest expense	(12,438,514)	(6,042,358)
Capitalized interest at December 31:	$3,148,902	$3,026,082
Note 8 - Property and equipment
Property and equipment consisted of the following as of December 31, 2024 and 2023:

Asset Group	2024	2023
Buildings	$170,867	$170,867
Furniture and fixtures	505,441	507,972
Land	63,000	63,000
Leasehold improvements	96,667	81,605
Machinery and equipment	71,822	146,822
Office equipment	50,337	36,780
Vehicles	429,546	563,455
Total Property and equipment	1,387,680	1,570,501
Less: Accumulated depreciation	(628,344)	(496,540)
Property and equipment, net	$759,336	$1,073,961
Depreciation expense, included within Selling, general and administrative expense on the Consolidated Statements of Operations was $194,182 and $199,413 for the years ended December 31, 2024 and 2023, respectively.
Note 9 - Debt
The following table and descriptions summarize the amounts outstanding under the Company’s Homebuilding debt and other affiliate debt, and Term Loan as of December 31, 2024 and 2023:

	December 31, 2024
	Weighted average interest rate	Outstanding Balance
Homebuilding debt and other affiliate debt
Wells Fargo Bank	8.41%	$13,594,807
Regions Bank	8.41%	11,503,298
Flagstar Bank	8.41%	10,457,543
United Bank	8.41%	8,366,035
Third Coast Bank	8.41%	6,274,525
Total homebuilding debt and other affiliate debt		$50,196,208

Term Loan, net	11.70%	$67,150,116

	December 31, 2023
	Weighted average interest rate	Homebuilding Debt - Wells Fargo Syndication	Private Investor Debt	Total
Wells Fargo Bank	8.13%	$20,907,306	$—	$20,907,306
Regions Bank	8.13%	17,690,798	—	17,690,798
Flagstar Bank	8.13%	16,082,543	—	16,082,543
United Bank	8.13%	12,866,035	—	12,866,035
Third Coast Bank	8.13%	9,649,526	—	9,649,526
Other Notes Payable		—	3,255,221	3,255,221
Total homebuilding debt and other affiliate debt		$77,196,208	$3,255,221	$80,451,429
Homebuilding debt and Other Affiliate debt
Homebuilding Debt - Wells Fargo Syndication
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
A portion of the revolving lines of credit were drawn down for the sole operational benefit of the Nieri Group and Other Affiliates outside of Legacy UHG (“Other Affiliates’ debt”). During years ended December 31, 2024 and 2023, Other Affiliates borrowed zero and $136,773, respectively. These amounts are presented on the Consolidated Statements of Cash Flows, financing activities section, with borrowings presented as Proceeds from Other Affiliate debt and repayments as Repayments of Other Affiliate debt. On February 27, 2023, Legacy UHG paid off Wells Fargo debt associated with Other Affiliates in the amount of $8,340,545 and on February 28, 2023, Legacy UHG was released as a co-obligor from the Anderson Brothers debt associated with Other Affiliates in anticipation of the Business Combination. As a result there is no remaining debt balance associated with Other Affiliates as of December 31, 2024 and 2023. Post Business Combination, the Company no longer enters into debt arrangements with Other Affiliates of Legacy UHG. As discussed further below, in connection with the Business Combination, the Wells Fargo Syndication line was amended and restated to exclude any members of the Nieri Group and Other Affiliates of Legacy UHG from the borrower list.
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
The advances from the revolving construction line, reflected as Homebuilding debt - Wells Fargo Syndication, are used to build homes and are repaid incrementally upon individual home sales. The revolving construction line is collateralized by the homes under construction and developed lots. The revolving construction line is fully secured, and the availability of funds is based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, the Syndicated Line debt is considered short-term as of December 31, 2024 and 2023.
The interest rates on the borrowings under the Syndicated Line vary based on the Company’s leverage ratio. In connection with the First Amendment, the benchmark interest rate was converted from a London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”), with no changes in the applicable rate margins. The interest rate is based on the greater of either LIBOR prior to Amendment Date or SOFR post Amendment Date plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.
The remaining availability to be drawn down, calculated in accordance with the Syndicated Line, was $96,425,200 as of December 31, 2024 and $24,398,576 as of December 31, 2023. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $70 million, plus (ii) 25% of positive actual consolidated earnings earned in any fiscal quarter end, (iii) 100% of new equity contributed to the Company, (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, except for up to two quarterly measurement periods in which the ratio shall not exceed 2.50 to 1.00 during the period beginning on the Third Amendment Effective Date and ending on December 31, 2025, (c) a minimum debt service coverage ratio of no less than 1.50 to 1.00 for the period from and after June 30, 2024 until June 30, 2025, and a minimum of 2.00 to 1.00 thereafter, and permits a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.00 for up to two quarterly measurement periods during the period beginning on the Third Amendment Effective Date and ending on June 30, 2025, (d) a minimum liquidity amount of not less the greater of $37,500,000 from and after June 30, 2024, provided that during any period in which the debt service coverage ratio is less than 1.50 to 1.00, the minimum liquidity threshold will be at least (i) $45,000,000, or (ii) an amount equal to 1.50x the trailing twelve month interest incurred and (e) unrestricted cash of not less than $15,000,000 at all times. The Company was in compliance with all debt covenants as of December 31, 2024 and December 31, 2023.
In connection with the amendments of the Syndicated Line, the Company incurred debt issuance costs, of which $1,846,473 has been deferred and is being amortized over the remaining life of the Syndicated Line. The amendments are accounted for as modifications of an existing line of credit under ASC 470, Debt, for any lenders that continue to participate in the Syndicated Line. As a result, any previously unamortized deferred costs related to those lenders will continue to be amortized over the remaining life of the Syndicated Line. For lenders that no longer participate or did not renew as of the Third Amendment Date, the Company expensed all or some of the remaining unamortized deferred costs associated with their portion of the Syndicated Line. The Company recognized $1,360,528 and $981,675 of amortized deferred financing costs within Other expense, net for the years ended December 31, 2024 and 2023, respectively. Outstanding deferred financing costs related to the Company’s Homebuilding debt were $3,456,314 and $2,970,369 as of December 31, 2024 and December 31, 2023, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheets as the debt is a revolving arrangement.
Private Investor Debt
The Company had other borrowings with private investors totaling zero and $3,255,221 as of December 31, 2024 and December 31, 2023, respectively, which were comprised of other notes payable and mortgage loans acquired in the normal course of business. During the second quarter of 2024, the Company settled the remaining private investor debt and recognized a loss on extinguishment of debt amounting to $103,754.
Term Loan
Kennedy Lewis Credit Agreement
On December 11, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, GSH, Kennedy Lewis Agency Partners, LLC, as administrative agent, and the lenders party thereto (the “Lenders”) pursuant to which the Lenders thereunder funded a $70,000,000 subordinated loan, the proceeds of which were used to redeem the outstanding Convertible Notes. See “Note 14 - Convertible Notes payable” for further details.
The Credit Agreement provides for a Term Loan of $70,000,000 (the “Term Loan”) maturing on the earlier of (a) (i) December 11, 2030, or (ii) the maturity date as defined in the Company’s Second Amended and Restated Credit Agreement, dated as of August 10, 2023, as amended and (iii) the date on which the indebtedness pursuant to the Syndicated Line is accelerated in accordance with the terms of the WF Credit Agreement. As of December 31, 2024, the effective maturity date based on these provisions is August 2, 2027. At the election of the Company, the Term Loan will either be (i) a SOFR Loan or (ii) an Alternate Base Rate (“ABR”) Loan. Each SOFR Loan will bear interest for each day during each Interest Period at a rate per annum equal to (a) Adjusted Term SOFR (as defined by the Credit Agreement), plus (b) the applicable margin (ranging from 675 basis points to 775 basis points) based on the Company’s leverage ratio as determined in accordance with the pricing grid set forth in the Credit Agreement. The Company may elect from time to time to convert SOFR Loans to ABR Loans; provided that such conversion be made on the last day of an Interest Period with respect thereto. Additionally, the Company may elect from time to time to convert ABR Loans to SOFR Loans; provided that no such conversion can take place when any Event of Default has occurred and is continuing. As of December 31, 2024, the Term Loan under the Credit Agreement is classified as a SOFR Loan. The effective interest rate of the Credit Agreement is 12.67%.
The Credit Agreement contains certain financial covenants, including (a) that the Company must maintain a minimum Tangible Net Worth of at least $70,000,000; (b) a maximum leverage covenant that prohibits the Consolidated

Total Leverage Ratio of the Company and its Subsidiaries from exceeding 2.50 to 1.00 for any Fiscal Quarter (as determined on the last day of each Fiscal Quarter); provided that the Company may exceed such ratio in two instances from December 11, 2024 until December 31, 2025 so long as the Consolidated Total Leverage Ratio does not exceed 2.625 to 1.00 as of the last day of such Fiscal Quarter; (c) a minimum Debt Service Coverage Ratio of the Company and its Subsidiaries (as determined on the last day of each Fiscal Quarter) of (x) not less than 1.35 to 1.00 until June 30, 2025 and (y) thereafter to be greater than 1.50 to 1.00, provided that the Company and its Subsidiaries may allow such Debt Service Coverage Ratio to be less than 1.35 to 1.00 in two instances from December 11, 2024 until June 30, 2025 so long as the Debt Service Coverage Ratio is greater than or equal to 1.20 to 1.00 as of the last day of such Fiscal Quarter; and (d) that the Company maintain minimum Liquidity of not less than $20,000,000 and Unrestricted Cash of not less than $10,000,000 at all times. The Obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by granting the Administrative Agent a security interest in 100% of Capital Stock of the Company. The Company was in compliance with all debt covenants as of December 31, 2024.
The Term Loan was issued at an original issuance discount of $2,100,000, and the Company incurred debt issuance costs of $767,395 that were allocated to the Term Loan, resulting in net cash proceeds of $67,132,605.
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
The below table summarizes Legacy UHG transactions with the Land Development Affiliates and Other Operating Affiliates for the year ended December 31, 2023. There were no such transactions with Land Development Affiliates and Other Operating Affiliates for the year ended December 31, 2024.

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
Leases
The Company has entered into four separate operating lease agreements with a related party, including a lease of an office space used for its corporate headquarters. During the second quarter of 2024, the Company modified the lease of its corporate headquarters to reduce the leased space for the premises, which was accounted for as a lease modification and partial termination. The Company recorded a gain of $197,427 as a result of the modification. The Company also leases several model homes with related parties as a result of a sales-leaseback transaction that occurred in 2022. The terms of the related party leases, including rent expense and future minimum payments, are described in Note 13 - Commitments and contingencies.
Services agreement
The Company shares office spaces with a related party and certain employees of the Company provide services to the same related party. As such, the Company allocates certain shared costs to the related party in line with a predetermined methodology based on headcount. During for the years ended December 31, 2024 and 2023, the Company allocated overhead costs to the related party in the amount of $352,740 and $412,970, respectively. The Company was charged for property maintenance, consulting, and land development management services in the amount of $884,199 and $205,606 for the years ended December 31, 2024 and 2023, by the same related party. The remaining balance outstanding as of December 31, 2024 and December 31, 2023 was a receivable of $187,688 and $88,000, respectively, and is presented within Due from related party on the Consolidated Balance Sheets.
General contracting
The Company has been engaged as a general contractor by several related parties. For the years ended December 31, 2024 and 2023, Revenue of $869,676 and $2,575,881, respectively, and Cost of sales of $723,161 and $2,164,453, respectively, were recognized in the Consolidated Statement of Operations.
Other
During the year ended December 31, 2024, the Company recognized Revenue of $629,700 within the Consolidated Statement of Operations related to speculative homes purchased by related parties.
During the year ended December 31, 2024, the Company entered into a lot option contract with a related party that included option fees. These lots were subsequently transferred to a land bank partner. As of December 31, 2024, the Company capitalized $47,910 of option fees within Pre-acquisition costs on the Consolidated Balance Sheets related to this transaction.
During the year ended December 31, 2024, the Company paid certain land closing costs on behalf of a related party to transfer the land to one of the Company’s land banking partners. As of December 31, 2024, the Company capitalized $166,489 of related party closing costs within Pre-acquisition costs on the Consolidated Balance Sheets related to this transaction.
The Company utilizes a related party vendor to perform certain civil engineering services. For the years ended December 31, 2024 and 2023, expenses of $117,422 and $74,339, respectively, were recognized in the Consolidated Statement of Operations.
The Company utilized a related party vendor for certain site contracting services. For the year ended December 31, 2023, expenses of $22,878 were recognized in the Consolidated Statements of Operations.
The Company utilized a related party vendor for certain professional and legal services. For the years ended December 31, 2024 and 2023, expenses of $2,250 and $22,790 were recognized in the Consolidated Statements of Operations.

During the year ended December 31, 2024, the Company utilized a related party vendor to perform certain consulting services. For the year ended December 31, 2024, expenses of $115,671 were recognized in the Consolidated Statement of Operations.
The Company utilized a related party vendor for certain aviation services. For the years ended December 31, 2024 and 2023, expenses of $17,200 and $28,723, respectively, were recognized in the Consolidated Statement of Operations. The remaining balance outstanding for reimbursed services as of December 31, 2024 was a payable of $2,495 is presented within Due to related party on the Consolidated Balance Sheets.
Note 11 - Lot deposits
As of December 31, 2024 all interests in option contracts, including with related parties, are recorded within Lot deposits on the Consolidated Balance Sheets and presented in the table below. The following table provides a summary of the Company’s interest in option contracts as of December 31, 2024 and 2023:

	2024	2023
Lot deposits	$48,152,609	$33,015,812
Remaining purchase price	352,163,924	231,333,171
Total contract value	$400,316,533	$264,348,983
Out of the lot deposits outstanding as of December 31, 2024 and 2023, $6,824,825 and $28,363,053, respectively, are with related parties.
For the years ended December 31, 2024 and 2023, the Company had $530,500 and zero forfeited option contract deposits, respectively. The deposits placed by the Company pursuant to the option contracts are deemed to be a variable interest. See Note 3 - Summary of significant accounting policies for the policy and conclusions about unconsolidated variable interest entities.
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
The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Consolidated Balance Sheets as follows:

	2024	2023
Warranty reserves at January 1	$1,301,796	$1,371,412
Reserves provided	1,219,353	1,070,762
Payments for warranty costs and other	(654,894)	(1,140,378)
Warranty reserves at December 31	$1,866,255	$1,301,796
Note 13 - Commitments and contingencies
Leases
The Company leases several offices in South Carolina under operating lease agreements with related parties, and one office in North Carolina with a third party. The office leases have a remaining lease term of up to four years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $1,262,653 and $1,099,406 within Selling, general, and administrative expense on the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, respectively.
Operating lease expense included variable lease expense of $24,164 and $48,086 for the years ended December 31, 2024 and 2023, respectively. The weighted-average discount rate for the operating leases was 9.13% and 9.68% during the years ended December 31, 2024 and 2023, respectively. The weighted-average remaining lease term was 3.20 and 4.44 years for the years ended December 31, 2024 and 2023, respectively.

The maturity of the contractual, undiscounted operating lease liabilities as of December 31, 2024 are as follows:

December 31,	Lease Payment
2025	$1,219,984
2026	973,453
2027	696,069
2028	522,052
2029 and thereafter	—
Total undiscounted operating lease liabilities	$3,411,558
Interest on operating lease liabilities	(453,824)
Total present value of operating lease liabilities	$2,957,734
In December 2022, Legacy UHG closed on 19 sale-leaseback transactions with related parties, whereby it is the lessee. The leases commenced on January 1, 2023. The Company is responsible for paying the operating expenses associated with the model homes while under lease. The rent expense associated with related party sale-leaseback agreements was $286,400 and $476,525 for the years ended December 31, 2024 and 2023, respectively.
In December 2024, the Company sold 21 completed model homes to a third party and simultaneously entered into a lease agreement for these homes. As the executed contracts for the sale have commercial substance, legal title was transferred, and the risks and rewards of ownership were conveyed, the Company accounted for these transactions as a sale-leaseback. The Company determined that the sale of completed homes is part of its ordinary activities. Accordingly, the sales were recognized as Revenue in the Consolidated Statement of Operations for the year ended December 31, 2024, in accordance with ASC 606.
The leases commenced on December 31, 2024. Eleven of the 21 individual leases had a lease term greater than twelve months. In connection with these eleven leases, the Company recognized an operating lease right-of-use-asset and a corresponding operating lease liability of $564,588.
The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in operating ROU assets and operating lease liabilities. The Company recorded $134,777 and $319,436 of rent expense related to the short-term leases within Selling, general and administrative expense on the Consolidated Statements of Operations for the years ended December 31, 2024, and 2023, respectively.
Surety Bonds and Letters of Credit
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post surety bonds or letters of credit related to development projects. As of December 31, 2024, the Company had outstanding surety bonds and letters of credit totaling $7,616,669 and $653,153, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.
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
The Company believes that a loss related to this matter is reasonably possible; however, the Company cannot estimate the amount or a range of reasonably possible losses for this matter, if any, at this time, due to several factors, including causation of certain of the plaintiff’s alleged damages. While the Company intends to defend against these claims, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on the Consolidated Financial Statements.
Note 14 - Convertible Notes payable
In connection with the closing of the Business Combination, GSH entered into the Note Purchase Agreement, dated March 21, 2023, and effective March 30, 2023, with DHHC and the Convertible Note Investors. As part of the PIPE Investment, the Convertible Note Investors agreed to purchase $80.0 million in original principal amount of Notes at a 6.25% original issue discount and were issued an additional 744,588 UHG Class A Common Shares. The aggregate proceeds of the PIPE Investment were $75.0 million. As discussed below, the Notes were redeemed in December 2024.
Prior to the redemption discussed below, the Notes matured on March 30, 2028, and bore interest at a rate of 15%. The Company had the option to pay any accrued and unpaid interest at a rate in excess of 10% either in cash or by capitalizing such interest and adding it to the then outstanding principal amount of the Notes (“PIK Interest”). The Company elected to pay the full accrued and unpaid interest in excess of 10% in cash rather than PIK Interest. Prior to the redemption discussed below, the effective interest rate on the Notes was 20.46%.
The Notes were convertible at the holder’s option into UHG Class A Common Shares at any time after March 30, 2024 through March 30, 2028, at a per share price of $5.58 (the “Initial Conversion Price”). The Initial Conversion Price was subject to adjustments for certain anti-dilution provisions as provided in the Notes. Each Note was also convertible at the Company’s option into UHG Class A Common Shares, at any time after the second anniversary of the Closing Date if the VWAP per UHG Class A Common Share exceeded $13.50 for 20 trading days in a 30 consecutive trading day period. The Company was not required to bifurcate either of these conversion features as they met the derivative classification scope exception as described in ASC 815-15.
The Notes could be redeemed by the Company at any time prior to 60 days before March 30, 2028, by repaying all principal and interest amounts outstanding at the time of redemption plus a make-whole amount equal to the additional interest that would accrue if the Notes remained outstanding through their maturity date. The Company was not required to bifurcate the embedded redemption feature, as the economic characteristics and risks of the redemption feature were clearly and closely related to the economic characteristics and risk of the Notes in accordance with ASC 815-15.
The Notes also contained additional conversion, redemption, and payment provision features, at the option of the holder, which could be exercised upon contingent events such as the Company defaulting on the Notes, a change of control in the ownership of the Company, or other events requiring indemnification. As the contingent events were either entirely within the Company’s control or based on an event for which management considered the probability of occurring as extremely remote, these features which were required to be bifurcated, had minimal or no value, and therefore were deemed to not be material to the Consolidated Financial Statements.
Until the redemption discussed below occurred, the fair value of the Notes was calculated using a Binomial model and a Monte Carlo model. The PIPE Shares were valued using a Discounted Cash Flow Model. The Company accreted the value of the discount across the expected term of the Note using the effective interest method.
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

On December 5, 2024 the Company entered into a redemption agreement with the Convertible Note Investors pursuant to which the Company agreed to redeem the Notes and pay principal and interest amounts outstanding at the time of redemption plus a make-whole amount. On December 11, 2024 (“Redemption Date”), the Company redeemed the Notes and paid to the Convertible Note Investors (a) an aggregate of $70.0 million, plus accrued and unpaid interest through the Redemption Date, and (b) an aggregate of 10,168,850 shares of Class A Common Stock with a fair value of $4.41 per share. The Company financed the transaction, in part, by entering into the Credit Agreement with Kennedy Lewis. See Note 9 - Debt for further details.
The Company accounted for the redemption as an extinguishment of debt in accordance with ASC 405, Liabilities. As a result, the Company recognized a loss on extinguishment of $45.6 million based on the difference between the total reacquisition price of the extinguished debt, including the make-whole amount of $37.1 million, and the net carrying amount of the Notes on the Redemption Date. As a result, there is no remaining debt balance associated with the Convertible Notes as of December 31, 2024.
The below table presents the outstanding balance of the Notes as of December 31, 2023:

December 31, 2023
Principal Balance	$80,000,000
Unamortized Discount	(11,961,220)
Carrying Value	$68,038,780
Interest expense included within Other expense, net on the Consolidated Statements of Operations was $8.4 million and $6.0 million for the Notes for the years ended December 31, 2024 and 2023. Interest expense included within Cost of sales on the Consolidated Statements of Operations was $4.9 million and $2.3 million for the Notes for the years ended December 31, 2024 and 2023, as a result of interest having been capitalized into inventory.
Note 15 - Stock-based compensation
Equity Incentive Plans
Prior to the Business Combination, the Board of Directors of GSH approved and adopted the Great Southern Homes Inc. 2022 Equity Incentive Plan (the "2022 Plan"), under which GSH employees were granted equity-based awards. Effective as of March 30, 2023, in connection with the Business Combination, the Company’s Board of Directors adopted the United Homes Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan defines awards to include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards, and provides that the number of shares reserved and available for issuance under the 2023 Plan will automatically increase each January 1, beginning on January 1, 2024, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's Board of Directors. As of December 31, 2024, 7,591,326 common shares are authorized to be issued under the 2023 Plan.
As part of the 2023 Plan, options previously held by GSH employees under the 2022 Plan were cancelled in exchange for substantially equivalent options to acquire shares of Common Stock of the Company based on the Exchange Ratio for the UHG common shares in the Business Combination. No further grants can be made under the 2022 Plan. Each replacement stock option is subject to the same terms and conditions as were applicable under the 2022 Plan. The Company concluded that the replacement stock options issued in connection with the Business Combination did not require accounting for effects of the modification under ASC 718 as it was concluded that a) the fair value of the replacement award is the same as the fair value of the original award immediately before the original award was replaced, b) there were no changes in the vesting terms, and c) the classification of awards did not change.
Stock Options
The following table summarizes the activity relating to the Company’s stock options:

	Stock options	Weighted-Average per Share Exercise Price
Outstanding, December 31, 2022	870,567	$2.81
Granted	3,350,000	11.38
Exercised	(2,053)	2.81
Forfeited	(332,266)	8.37
Outstanding, December 31, 2023	3,886,248	$9.72
Granted	1,806,000	6.97
Exercised	(25,954)	2.81
Forfeited	(634,991)	8.54
Outstanding, December 31, 2024	5,031,303	$8.92
Options exercisable at December 31, 2024	1,052,383	$8.67
The aggregate intrinsic value of the stock options outstanding was $968,886 and $4,435,957 as of December 31, 2024 and 2023, respectively. The aggregate intrinsic value of the stock options exercisable was $487,203 and $1,065,595 as of December 31, 2024 and 2023, respectively. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the price of the option. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.
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
On February 26, 2024, the Company granted 272,000 stock options to directors that vest annually in equal installments over three years. The options also include a clause which accelerates the vesting of the options on the date, if any, that the VWAP of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $12.00. The grant date fair value of the options was $3.65 and was determined using the Black-Scholes and Monte Carlo models. As of December 31, 2024, the accelerator had not been triggered.
The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the Consolidated Statements of Operations. Stock compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 was $5,575,259 and $2,539,057, respectively. As of December 31, 2024, there was unrecognized stock compensation expense related to non-vested stock option arrangements totaling $13,255,546. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 2.58 years.
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
The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options issued during the years ended December 31, 2024 and 2023 and the fair value of stock options replaced on the replacement date adjusted by the Exchange Ratio:

Inputs	Year Ended December 31, 2024	Year Ended December 31, 2023	March 30, 2023
Risk-free interest rate	4.50% - 4.68%	3.97% - 4.83%	3.77%
Expected volatility	47%	40%	40%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.00 - 6.25	6.25	5.10
Fair value of options	$3.35 - $3.65	$2.96 - $5.38	$10.41
Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon bond issued in effect at the time of the grant for the periods corresponding with the expected term of the stock option.
Expected Volatility – The Company’s expected volatility was estimated based on the average historical volatility of the Company as well as comparable publicly traded companies.
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
Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The derivative liability of stock options amounts to $275,150 and $414,260, and is included within Derivative liability on the Consolidated Balance Sheet as of December 31, 2024 and 2023.
Restricted Stock Units (“RSUs”)
The Company grants time-based RSUs to certain participants under the 2023 Plan that are stock-settled with UHG Class A Common Shares. As RSUs vest for employees, a portion of the award may be withheld to cover employee tax withholding. The time-based restricted stock units granted under the 2023 Plan typically vest annually over four years. On February 26, 2024 the Company separately granted 14,000 RSUs to certain members of the Board of Directors that immediately vested on the date of the grant.
Stock-based compensation expense included in Selling, general and administrative expense in the Consolidated Statements of Operations for time-based restricted stock units was $273,963 and $32,049 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was unrecognized pre-tax compensation expense of $539,791 related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.91 years.
The following table summarizes the activity relating to the Company’s RSUs:

	Shares	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2022	—	$—
Granted	73,992	6.59
Exercised	—	—
Forfeited	(9,399)	6.59
Outstanding, December 31, 2023	64,593	$6.59
Granted	65,700	7.02
Exercised	(29,260)	6.86
Forfeited	(6,033)	6.74
Outstanding, December 31, 2024	95,000	$6.79
Performance-Based Restricted Stock Units (“PSUs”)

On February 16, 2024, the Company granted PSUs to certain employees. The Company granted a total of 478,000 PSUs, which will vest upon the date, if any, that the volume weighted average price of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $18.00 during the period through March 30, 2028. Certain of the PSUs are also subject to an acceleration clause in which 100% of the grantholders’ PSUs may become vested and settled upon the occurrence of certain termination events. As PSUs vest for employees, a portion of the award may be withheld to cover employee tax withholding.
The grant date fair value of each such PSU was $3.45, which was determined using the Monte Carlo simulation method. Stock-based compensation expense included in the Consolidated Statements of Operations for PSUs was $626,427 and zero for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was unrecognized pre-tax compensation expense of $932,973 related to PSUs that is expected to be recognized over a weighted-average period of 1.37 years.
The following table summarizes the activity relating to the Company’s PSUs:

	Shares	Weighted-Average Grant Date Fair Value Per Unit
Outstanding, December 31, 2023	—	$—
Granted	478,000	3.45
Vested	(8,500)	3.45
Forfeited	(26,000)	3.45
Outstanding, December 31 , 2024	443,500	$3.45
Stock warrants
In January 2022, Legacy UHG granted an option to non-employee directors to purchase 1,867,368 stock warrants for $150,000. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant and can be exercised for 10 years starting from July 1, 2022. The outstanding stock warrants prior to the Business Combination were converted into warrants to acquire a number of shares of Common Stock of the Company based on the Exchange Ratio for the UHG common shares in the Business Combination. In addition, the exercise price for each converted stock warrant was also adjusted using the Exchange Ratio. Each converted stock warrant is subject to the same terms and conditions as were applicable prior to the conversion.
On April 28, 2023, a warrant holder of the stock warrants exercised their warrants. 1,120,421 stock warrants were exercised in a cashless exercise whereby the Company issued 748,020 UHG Class A Common Shares in accordance with the conversion terms. As of December 31, 2024 and 2023, there are 746,947 stock warrants outstanding. There were no additional warrants granted, and no compensation expense recorded, during the years ended December 31, 2024 and 2023.
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
Note 16 - Earnout shares
During the five year period after the Closing (“Earnout Period”), expiring on March 30, 2028, eligible GSH Equity Holders and Employee Option Holders are entitled to receive up to 20,000,000 Earnout Shares. Additionally, and pursuant to the Sponsor Support Agreement, the Sponsor surrendered 1,886,379 DHHC Class B Shares for the contingent right to receive Earnout Shares. All Earnout Shares issuable to GSH Equity Holders, Employee Option Holders and the Sponsors are subject to the same Triggering Events (defined below).
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
The following table summarizes the number of Earnout Shares allocated to each unit of account as of December 31, 2024:

	Triggering Event I	Triggering Event II	Triggering Event III
Derivative liability	8,060,923	8,060,923	5,373,948
Stock compensation	146,469	146,469	97,647
Total Earnout Shares	8,207,392	8,207,392	5,471,595
As of December 31, 2024, the fair value of the Earnout Shares was $1.59 per share issuable upon Triggering Event I, $1.25 per share issuable upon Triggering Event II and $0.99 per share issuable upon Triggering Event III.
As of December 31, 2023, the fair value of the Earnout Shares was $6.20 per share issuable upon Triggering Event I, $5.21 per share issuable upon Triggering Event II and $4.39 er share issuable upon Triggering Event III.
The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

Inputs	December 31, 2024	December 31, 2023
Current stock price	$4.23	$8.43
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	3.25	4.25
Earnout period (in years)	3.25	4.25
Risk-free interest rate	4.30%	4.00%
Expected volatility	52%	40%
Expected dividend yield	—%	—%
For the years ended December 31, 2024 and 2023, the change in fair value of the earnout shares resulted in a gain of $87,353,533 and $126,644,642, respectively, primarily resulting from changes in the company's stock price.
As none of the earnout Triggering Events have occurred as of December 31, 2024, no shares have been distributed.
Note 17 - Warrant liability
Immediately prior to the Closing Date, 2,966,670 of the 5,933,333 Private Placement Warrants were forfeited. The remaining 2,966,663 Private Placement Warrants were recognized as a liability on the Closing Date at fair value. The Private Placement Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the years ended December 31, 2024 and 2023 resulted in a gain of $0.4 million and a loss of $3.6 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Consolidated Statement of Operations.

The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

Inputs	December 31, 2024	December 31, 2023
Current stock price	$4.23	$8.43
Exercise price	$11.50	$11.50
Expected life (in years)	3.25	4.25
Risk-free interest rate	4.30%	4.00%
Expected volatility	52%	40%
Expected dividend yield	—%	—%
The Public Warrants were initially recognized as a liability on the Closing Date at a fair value. The Public Warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the years ended December 31, 2024 and 2023 resulted in a gain of $0.6 million and a loss of $7.4 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Consolidated Statement of Operations.
Note 18 - Income taxes
Income tax expense for the years ended December 31, 2024 and 2023 comprises the following current and deferred amounts:

	2024	2023
Current expense:
Federal	$2,304,556	$4,457,712
State	819,835	1,117,221
Total current expense	3,124,391	5,574,933
Deferred expense:
Federal	(10,814,027)	(2,041,270)
State	(2,029,052)	(576,647)
Total deferred benefit	(12,843,079)	(2,617,917)
Total income tax (benefit) expense	$(9,718,688)	$2,957,016
The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023:

	2024		2023
	$	%	$	%
Income taxes at federal statutory rate	$7,809,285	21.0%	$25,674,482	21.0%
State income taxes, net of federal tax	(1,381,381)	(3.7)%	305,959	0.3%
Loss on extinguishment of Convertible Notes	2,260,554	6.1%	—	—%
Change in fair value of derivative liabilities	(18,756,356)	(50.4)%	(24,301,964)	(19.9)%
Non-deductible expenses	349,210	0.9%	254,097	0.2%
Change in tax status	—	—%	1,024,442	0.8%
Income tax (benefit) expense	$(9,718,688)	(26.1)%	$2,957,016	2.4%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
§263A Uniform Capitalization Rules	$318,129	$898,412
Warranty reserve	549,652	324,798
Other accrued expenses and liabilities	1,234,464	260,960
Stock-based compensation	2,831,845	1,643,593
Interest expense	10,568,630	407,725
Operating lease liabilities	738,112	1,388,547
Start-up/organization costs	1,474,570	1,582,745
Other	51,437	82,210
Total deferred tax asset	17,766,839	6,588,990
Deferred tax liabilities:
§481(a) Unfavorable Adjustment	(516,494)	(650,714)
Inventories	(751,309)	(1,332,223)
Prepaid insurance	(272,762)	(352,030)
Property, plant and equipment, net	(124,678)	(202,969)
Operating right-of-use assets	(693,355)	(1,350,092)
Intangible Assets	(84,926)	(283,299)
Other	(74,821)	(12,246)
Total deferred tax liability	(2,518,345)	(4,183,573)
Net deferred tax asset	$15,248,494	$2,405,417
Management believes that the Company will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. As of December 31, 2024 and 2023, the Company had no valuation allowance recorded against deferred tax assets and no uncertain tax positions that qualify for inclusion in the consolidated financial statements, and has not recognized or accrued for any interest or penalties. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. UHG is subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2019 through 2024. Currently, the Company is not subject to any open audits.
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
Total employer contributions paid to the plans for the years ended December 31, 2024 and 2023 were approximately $329,463 and $241,466, respectively. These amounts are recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations.
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

The following table sets forth the computation of the Company’s basic and diluted net profit per share:

	December 31, 2024	December 31, 2023
Net income	$46,905,740	$125,060,284
Basic income available to common shareholders	46,905,740	125,060,284

Effect of dilutive securities:
Add back:
Interest on Convertible Notes, net of tax	10,173,150	6,184,809
Change in fair value of stock options - liability classified, net of tax	(252,252)	(175,940)
Diluted income available to common shareholders	$56,826,638	$131,069,153

Weighted-average number of common shares outstanding - basic	48,967,507	45,639,431
Effect of dilutive securities:
Convertible Notes(1)	13,518,778	9,250,187
Stock options - equity classified	349,035	154,703
Stock options - liability classified	36,006	63,308
Stock warrants	261,199	659,503
Restricted stock units	7,395	1,758
Weighted-average number of common shares outstanding - diluted	63,139,920	55,768,890

Net earnings per common share:
Basic	$0.96	$2.74
Diluted	$0.90	$2.35
____________
(1)On December 11, 2024 the Company redeemed the Convertible Notes. See Note 14 - Convertible Notes payable for further details.

The following table summarizes potentially dilutive outstanding securities for the years ended December 31, 2024 and 2023 that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	December 31, 2024	December 31, 2023
Private placement warrants	2,966,663	17,713
Public warrants	8,625,000	51,498
Stock options - equity classified	4,420,414	—
Stock options - liability classified	37,750	—
Restricted stock units	49,018	—
Total anti-dilutive features	16,098,846	69,211
The Company’s 21,886,379 Earnout Shares and 443,500 PSUs are excluded from the anti-dilutive table above for the year ended December 31, 2024, as the underlying shares remain contingently issuable as the Earnout Triggering Events have not been satisfied.
Note 21 - Subsequent events
Management has performed an evaluation of subsequent events after the Balance Sheet date of December 31, 2024 through the date the Consolidated Financial Statements were issued. During this period, the Company has not identified any subsequent events that require recognition or disclosure, except for the ones noted below.
In January 2025 the Compensation Committee (the “Committee”) of the Board of Directors of the Company (the “Board”) approved various equity awards in the form of PSUs, RSUs and stock options for various employees of the Company. The Committee granted a total of 389,750 PSUs and 1,338,104 stock options to various employees. The PSUs will vest upon the date, if any, during the period through March 31, 2029, that the volume weighted average price (“VWAP”) of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $13.50. The stock options will vest ratably over four years. The Committee also granted 37,800 RSUs to various employees, which RSUs will vest ratably over four years. Vesting of each of the foregoing awards is generally subject to the recipient’s continued service to the Company through the vesting date. In addition, the Board approved equity awards for the Company’s non-management directors, consisting of (i) a total of 170,000 stock options, which will vest ratably over three years, subject to potential accelerated vesting on the date, if any, that the VWAP of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $12.00, and (ii) a total of 14,000 RSUs, which immediately vested, issuable to those directors that serve as chairpersons of Board committees. All awards were granted under the 2023 Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
UHG maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Exchange Act Rules 13a-15(e) and 15d-15(e), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as UHG’s are designed to do, and management was required to apply its judgment in evaluating the risk related to controls and procedures.
In connection with the preparation of this Form 10-K, as of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of UHG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that UHG‘s internal controls over financial reporting were effective as of December 31, 2024.
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
In Fiscal Year 2023, Management identified material weaknesses related to ineffective tax review controls; lack of second level reviews in business processes; lack of formal control review and documentation required by COSO principles; ineffective Information Technology General Controls (“ITGCs”) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. Additionally, during 2024, UHG identified a new material weakness around timely execution of a related party lease transaction upon approval by the Related Party Transactions Committee. As part of its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2024, management has performed adequate testing to conclude that the material weaknesses identified above have been remediated as of December 31, 2024.
Management has taken the following actions to remediate these material weaknesses:
•reviewed and enhanced ITGCs over information systems relevant to financial reporting, including privileged access and segregation of duties;
•realigned existing personnel and added both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting;
•implemented a more thorough second level review process over the tax provision;
•ensured timely execution of related party transactions upon approval from the Related Party Transactions Committee; and
•enhanced the adoption of the COSO framework in order to develop and deploy control activities and assess the effectiveness of internal controls over financial reporting.
These remediation actions have been in place for a sufficient period of time, and management has performed adequate testing to conclude that each of the previously-identified material weaknesses have been remediated as of December 31, 2024.
This Annual Report on Form 10-K does not include an attestation report of internal controls from UHG’s independent registered public accounting firm due to UHG’s status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, no other change in UHG’s internal control over financial reporting (as defined by Rules 13a015(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 will be set forth in UHG’s definitive proxy statement relating to the 2025 annual meeting of stockholders (the “2025 Proxy Statement”), which will be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 11. Executive Compensation
The information called for by Item 11 will be set forth in the 2025 Proxy Statement and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 will be set forth in the 2025 Proxy Statement and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be set forth in the 2025 Proxy Statement and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 will be set forth in the 2025 Proxy Statement and is incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

4.2	Description of securities (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on March 15, 2024)
10.4
Form of Indemnity Agreement by and between DiamondHead Holdings Corp. and certain of its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2021)

10.5**
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

10.10†	United Homes Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)
10.11*†	Employment Agreement, dated October 1, 2024, by and between the Company and Michael Nieri
10.12†
Employment Agreement, dated July 17, 2023, by and between the Company and John G. Micenko Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023)

10.13†	Employment Agreement, dated March 30, 2023, by and between the Company and Tom O’Grady (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 15, 2024)
10.14*†	Employment Agreement, dated October 1, 2024, by and between the Company and James Pirrello
10.15†	Form of Time-Based Stock Option Award and Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
10.16†	Form of Performance Stock Unit Award and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
10.17**
Second Amended and Restated Credit Agreement, dated as of August 10, 2023, among United Homes Group, Inc., Great Southern Homes, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2023)

10.18**
First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 22, 2023, among United Homes Group, Inc, Great Southern Homes, Inc, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2024)

10.19**
Second Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of January 26, 2024, among United Homes Group, Inc., Great Southern Homes, Inc., Rosewood Communities, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

10.20**
Third Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of August 2, 2024, among United Homes Group, Inc., Great Southern Homes, Inc., Rosewood Communities, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024)

10.21
Underwriting Agreement, dated as of December 5, 2024, by and among United Homes Group, Inc., BTIG, LLC and the selling stockholders thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 11, 2024)

10.22**
Redemption Agreement, dated as of December 5, 2024, by and between United Homes Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2024)

10.23*,**	Credit Agreement, dated as of December 11, 2024, by and among United Homes Group, Inc., Great Southern Homes, Inc., Kennedy Lewis Agency Partners, LLC and the lenders party thereto
19.1*	United Homes Group, Inc. Insider Trading Policy
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 15, 2024)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Executive Officer Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________

*	Filed or furnished herewith.
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
Date: March 14, 2025

United Homes Group, Inc.

By:	/s/ Keith Feldman
Name:	Keith Feldman
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 14, 2025

Signature	Title	Date

/s/ James M. Pirrello	Interim Chief Executive Officer and Director	March 14, 2025
James M. Pirrello	(Principal Executive Officer)

/s/ Michael Nieri	Executive Chairman and Director	March 14, 2025
Michael Nieri

/s/ Keith Feldman	Chief Financial Officer	March 14, 2025
Keith Feldman	(Principal Financial and Accounting Officer)

/s/ Tom O’Grady	Chief Administrative Officer and Director	March 14, 2025
Tom O’Grady

/s/ James P. Clements	Director	March 14, 2025
James P. Clements

/s/ Robert Dozier	Director	March 14, 2025
Robert Dozier

/s/ Jason Enoch	Director	March 14, 2025
Jason Enoch

/s/ Nikki R. Haley	Director	March 14, 2025
Nikki R. Haley

/s/ Alan Levine	Director	March 14, 2025
Alan Levine