Form 10-Q
period 2025-03-31
United Homes Group, Inc.
filed 2025-05-14
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, 21,628,512 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$25,016	$22,629
Restricted cash	2,920	2,920
Accounts receivable, net	7,072	4,122
Inventories	138,449	139,270
Real estate inventory not owned	6,074	8,445
Due from related party	196	191
Related party note receivable	511	532
Income tax receivable	4,185	2,079
Lot deposits	46,880	48,153
Investment in joint venture	908	691
Property and equipment, net	672	759
Operating right-of-use assets	2,614	2,779
Deferred tax asset, net	14,439	15,248
Prepaid expenses and other assets	7,011	8,283
Goodwill	9,280	9,280
Total assets	$266,227	$265,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$19,672	$17,801
Syndicated line of credit	53,196	50,196
Liabilities from real estate inventory not owned	4,715	6,584
Due to related parties	515	122
Other accrued expenses and liabilities	13,181	14,545
Operating lease liabilities	2,781	2,958
Derivative liabilities	17,836	39,158
Term loan, net	67,230	67,150
Total liabilities	179,126	198,514

Commitments and contingencies (Note 9)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding.	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 21,628,512 and 21,607,007 shares issued and outstanding on March 31, 2025, and December 31, 2024, respectively.	2	2
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on March 31, 2025, and December 31, 2024, respectively.	4	4
Additional paid-in capital	55,991	53,937
Retained earnings	31,104	12,924
Total stockholders' equity	87,101	66,867
Total liabilities and stockholders' equity	$266,227	$265,381
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue, net of sales discounts	$87,001	$100,838
Cost of sales	72,873	84,744
Gross profit	14,128	16,094

Selling, general and administrative expense	16,160	17,054
Net loss from operations	(2,032)	(960)

Other expense, net	(2,510)	(1,963)
Equity in net earnings from investment in joint venture	222	318
Change in fair value of derivative liabilities	21,209	26,380
Income before taxes	16,889	23,775
Income tax benefit	(1,291)	(1,163)
Net income	$18,180	$24,938

Earnings per share
Basic	$0.31	$0.52
Diluted	$0.31	$0.44

Weighted-average number of shares
Basic	58,595,204	48,362,589
Diluted	58,742,095	63,111,404
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common stock				Additional paid-in capital	Retained earnings	Total Stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	21,607,007	$2	36,973,876	$4	$53,937	$12,924	$66,867
Taxes related to net share settlement of restricted stock units	—	—	—	—	(17)	—	(17)
Issuance of shares related to restricted stock units	21,505	—	—	—	—	—	—
Derecognition of derivative liability	—	—	—	—	113	—	113
Stock-based compensation expense	—	—	—	—	1,957	—	1,957
Net income	—	—	—	—	—	18,180	18,180
Balance as of March 31, 2025	21,628,512	$2	36,973,876	$4	$55,990	$31,104	$87,100

	Common stock				Additional paid-in capital	Accumulated deficit	Total Stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	11,382,282	$1	36,973,876	$4	$2,794	$(33,982)	$(31,183)
Exercise of employee stock options	1,307	—	—	—	7	—	7
Stock-based compensation expense	—	—	—	—	1,510	—	1,510
Issuance of shares related to restricted stock units	14,000	—	—	—	—	—	—
Net income	—	—	—	—	—	24,938	24,938
Balance as of March 31, 2024	11,397,589	$1	36,973,876	$4	$4,311	$(9,044)	$(4,728)
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$18,180	$24,938
Adjustments to reconcile net income to net cash flows from operating activities:
Credit loss	(6)	(21)
Investment earnings in joint venture	(222)	(318)
Depreciation expense	40	51
Loss on disposal of property and equipment	5	20
Amortization of intangible assets	101	87
Amortization of deferred financing costs	380	314
Amortization of discount on Convertible Notes	—	488
Amortization of discount on private investor debt	—	56
Amortization of discount on term loan	80	—
Stock-based compensation expense	1,957	1,510
Amortization of operating lease right-of-use assets	306	415
Provision for deferred income taxes	809	(1,257)
Change in fair value of contingent earnout liability	(17,976)	(26,440)
Change in fair value of warrant liabilities	(3,143)	145
Change in fair value of equity incentive plan	(90)	(85)
Change in fair value of contingent consideration	14	(875)
Net change in operating assets and liabilities:
Accounts receivable	(2,944)	898
Due from related party	(5)	11
Inventories	3,192	4,872
Lot deposits	1,273	(2,665)
Prepaid expenses and other assets	820	(1,043)
Accounts payable	1,870	(18,836)
Operating lease liabilities	(318)	(264)
Income tax receivable/ payable	(2,100)	93
Due to related parties	393	—
Other accrued expenses and liabilities	(1,395)	8
Net cash flows provided by (used in) operating activities	1,221	(17,898)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(29)
Proceeds from the sale of property and equipment	51	—
Payments on business acquisition	—	(12,743)
Proceeds from note receivable	20	20
Net cash flows provided by (used in) investing activities	63	(12,752)
Cash flows from financing activities:
Proceeds from syndicated line of credit	25,000	24,000
Repayments of syndicated line of credit	(22,000)	(33,740)
Proceeds from sale of real estate inventory not owned	—	14,164
Repayments of liabilities from real estate inventory not owned	(1,897)	—
Repayments on private investor loans	—	(1,335)

Payment of deferred financing costs	—	(464)
Proceeds from exercise of employee stock options	—	4
Net cash flows provided by financing activities	1,103	2,629

Net change in cash, cash equivalents, and restricted cash	2,387	(28,021)
Cash, cash equivalents, and restricted cash, beginning of year	25,549	56,672
Cash, cash equivalents, and restricted cash, end of year	$27,936	$28,651

Supplemental cash flow information:
Cash paid for interest	$4,101	$5,677

Supplemental disclosures of non-cash activities:
Derecognition of derivative liability	113	—
Modification of existing lease	77	—
Taxes related to net share settlement of restricted stock units	17	—
Termination of existing lease	—	81
Noncash exercise of employee stock options	—	3
Total non-cash activities	$207	$84

The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of business and summary of significant accounting policies
Nature of business
United Homes Group, Inc. (together with its subsidiaries, “UHG” or the “Company”), a Delaware corporation, is a homebuilding business which operates with a land-light strategy. UHG primarily constructs single-family residential homes and has active operations in South Carolina, North Carolina, and Georgia offering a range of residential products.
The Company is a former blank check company incorporated on October 7, 2020 under the name DiamondHead Holdings Corp. (“DHHC”) as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 10, 2022, DHHC entered into a Business Combination Agreement with Hestia Merger Sub, Inc., a South Carolina corporation and wholly owned subsidiary of DHHC (“Merger Sub”), and Great Southern Homes, Inc., a South Carolina corporation (“GSH”). Upon the consummation of the transaction on March 30, 2023, Merger Sub merged with and into GSH. As a result of the transaction, GSH became a wholly owned subsidiary of DHHC, which changed its name to UHG.
Basis of presentation
Unaudited interim condensed consolidated financial statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, notes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for the fair presentation of the Company’s results for the interim periods presented. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the note disclosures from the annual financial statements. Other than policies noted below in these Notes, there have been no significant changes to the significant accounting policies disclosed since the Company’s previous annual financial statements. The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of results to be expected for the year ended December 31, 2025, any other interim periods, or any future year or period.
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
Revenue recognition - The Company recognizes revenue in accordance with ASC 606. For the three months ended March 31, 2025 and 2024, revenue recognized at a point in time from speculative home closings totaled $86.5 million, and

$100.3 million, respectively, and revenue recognized over time from construction activities on land owned by customers totaled $0.5 million, and $0.5 million, respectively.
Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, the Company incurred $0.7 million and $0.7 million, respectively, in advertising and marketing costs.
Recently issued accounting pronouncements – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Consolidated Financial Statements and related disclosures.
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
Note 2 - Variable interest entities
The Company enters into lot option contracts with third party and related party land developers, and land bank option contracts to procure land or lots for the construction of homes. Under these option contracts, the Company funds a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices. Such contracts allow the Company to defer acquiring portions of properties owned by land sellers or land bank partners until the Company has determined whether and when to exercise the option, which may serve to reduce the Company’s financial risks associated with long-term land holdings. Under the terms of the option contracts, the option deposits are not refundable. Management determined it holds a variable interest through its potential to absorb some of the land seller and land bank partners’ first dollar risk of loss by placing a non-refundable deposit. Management determined that these counterparties to option contracts are Variable Interest Entities (“VIEs”), however the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development and therefore does not consolidate these VIEs. The creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss due to its involvement with the VIEs is limited to the non-refundable lot deposits and capitalized pre-acquisition costs. In certain instances where the Company has entered into option contracts to purchase developed lots from a land bank partner, the Company may also enter into an agreement to complete the development of the lots on behalf of the land bank partner at a fixed cost. The Company may be at risk for cost overruns related to the development of the property under option.
As of March 31, 2025, the Company had lot deposits of $46.9 million related to option contracts with an aggregate remaining purchase price of $336.8 million. As of December 31, 2024 the Company had lot deposits of $48.2 million related to option contracts with an aggregate remaining purchase price of $352.2 million. For the three months ended March 31, 2025 and 2024, the Company had no forfeited option contract deposits.
In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Consolidated Balance Sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development. The maximum exposure to loss with respect to the sale and subsequent repurchase of lots to the land banker is limited to the value of the real estate inventory not owned not financed by the land banker, which was $1.4 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively.
The Company has a shared services agreement with a related party that operates in the land development business in which the Company receives property maintenance services, due diligence and negotiation assistance with purchasing third party finished lots and previously provided accounting, IT, HR, and other administrative support services. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Management determined the related party is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s most significant activities. Accordingly, the Company does not consolidate the VIE. As of March 31, 2025 and December 31, 2024, the Company recognized a receivable of $0.2 million and a receivable of $0.2 million, respectively, related to the shared services agreement included within Due from related party on the Condensed Consolidated Balance Sheets.
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
UHG primarily operates in the homebuilding business and is organized and reported by division. The identification of reporting segments is based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, and methods used to sell and construct homes. The Company has three reportable segments: GSH South Carolina, Rosewood, and Other. Each segment represents distinct geographical and operational aspects of UHG’s business.
GSH South Carolina represents the homebuilding operations of GSH primarily across the state of South Carolina. The main products for GSH South Carolina include entry-level homes and first-move-up homes, catering to a wide range of buyers transitioning into homeownership or seeking to upgrade from their initial purchase. South Carolina operations span the Upstate, Midlands, and Coastal regions, with a smaller presence in Georgia.
Rosewood Communities, Inc. (“Rosewood”), which also operates in South Carolina, encompasses UHG’s operations focused on delivering second and third move-up homes in the South Carolina market. These homes cater to buyers seeking more luxurious and customized living spaces, and typically feature larger floor plans, high-end finishes, and premium amenities.
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
The accounting policies of the segments are consistent with those outlined in Note 3 - Summary of significant accounting policies of our most recent Annual Report on Form 10-K for the year ended December 31, 2024. The CODM evaluates performance and allocates resources for GSH South Carolina, Rosewood, and Other based on both segment gross profit and segment income or loss before taxes. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. Segment gross profit is used to evaluate product pricing strategies, monitor margins, and assess return on inventory, while segment income or loss before taxes is utilized to assess overall segment profitability and performance of each market and product type on a consistent and comparable basis.
The following tables summarize revenues, gross profit, income or loss before taxes and total assets by segment, with reconciliations to the amounts reported for the consolidated company, where applicable (in thousands):

	Three Months Ended March 31, 2025
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$72,033	$7,662	$7,306	$—	$87,001
Cost of sales	58,298	7,096	6,652	827	72,873
Segment gross profit (loss)	13,735	566	654	(827)	14,128
Selling, general and administrative expense	9,731	669	637	5,123	16,160
Other expense (income), net (2)	2,181	271	151	(93)	2,510
Total segment income (loss) before taxes	$1,823	$(374)	$(134)	$(5,857)	$(4,542)
Reconciling items:
Reconciling items from equity method investments					222
Change in fair value of derivative liabilities					21,209
Consolidated income before taxes					$16,889

	As of March 31, 2025
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Assets (excl. goodwill)	$174,147	$27,235	$15,421	$40,144	$256,947
Goodwill	3,573	5,207	500	—	9,280
Total segment assets	$177,720	$32,442	$15,921	$40,144	$266,227

	Three Months Ended March 31, 2025
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$222	$222
Investment in joint venture	—	—	—	908	908
Depreciation and amortization	423	61	3	5	492
Interest expense	2,538	362	235	827	3,962

	Three Months Ended March 31, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$89,758	$8,104	$2,976	$—	$100,838
Cost of sales	72,218	7,697	2,743	2,086	84,744
Segment gross profit (loss)	17,540	407	233	(2,086)	16,094
Selling, general and administrative expense	10,823	(150)	708	5,673	17,054
Other (income) expense, net (2)	(34)	(11)	(47)	2,055	1,963
Total segment income (loss) before taxes	$6,751	$568	$(428)	$(9,814)	$(2,923)
Reconciling items:
Reconciling items from equity method investments					318
Change in fair value of derivative liabilities					26,380
Consolidated income before taxes					$23,775

	As of December 31, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Assets (excl. goodwill)	$163,997	$27,913	$21,379	$42,812	$256,101
Goodwill	3,573	5,207	500	—	9,280
Total segment assets	$167,570	$33,120	$21,879	$42,812	$265,381

	Three Months Ended March 31, 2024
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$318	$318
Investment in joint venture (4)	—	—	—	691	691
Depreciation and amortization	376	67	3	4	450
Interest expense	1,397	—	30	4,228	5,655
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
(3)Corporate items included within consolidated income before taxes include unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments. Similarly, corporate items included within consolidated assets include corporate cash and cash equivalents, deferred tax assets attributable to the corporate entity, and operating lease right-of-use assets.
(4)Investment in joint venture is presented as of December 31, 2024.

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
Due to the short-term nature of the Company’s cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts of these instruments approximate their fair value. Lot deposits are recorded at the agreed-upon contract value, which approximates fair value. The interest rates on the syndicated line of credit and the term loan vary and are the greater of either a reference rate plus an applicable margin, or the base rate plus the aforementioned applicable margin. Refer to Note 6 - Debt for additional detail on the determination of these instruments’ interest rate. As the reference rate of the syndicated line of credit and the term loan at any point in time are reflective of the current interest rate environment the Company operates in, the carrying amount of these instruments approximates their fair value.
The derivative public warrant liability is classified within Level 1 of the fair value hierarchy because the Company values these instruments based on recent trades of securities in active markets. The estimated fair value of the derivative private placement warrants liability, contingent earnout liability, derivative stock option liability, and contingent consideration is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 11 - Stock-based compensation, Note 12 - Earnout shares, and Note 13 - Warrant liability, respectively.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair value measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$10,237	$10,237
Derivative private placement warrant liability	—	—	2,047	2,047
Derivative public warrant liability	5,480	—	—	5,480
Derivative stock option liability	—	—	72	72
Total derivative liability	5,480	—	12,356	17,836
Contingent consideration	—	—	849	849
Total fair value	$5,480	$—	$13,205	$18,685

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$28,213	$28,213
Derivative private placement warrant liability	—	—	2,907	2,907
Derivative public warrant liability	7,763	—	—	7,763
Derivative stock option liability	—	—	275	275
Total derivative liability	7,763	—	31,395	39,158
Contingent consideration	—	—	1,225	1,225
Total fair value	$7,763	$—	$32,620	$40,383
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the three month period ended March 31, 2025 and the year ended December 31, 2024.
The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Contingent consideration
Liability at December 31, 2024	$28,213	$2,907	$275	$1,225
Settlements	—	—	—	(390)
Derecognition of derivative liability	—	—	(113)	—
Change in fair value	(17,976)	(860)	(90)	14
Liability at March 31, 2025	$10,237	$2,047	$72	$849
Note 5 - Inventories
The following table and descriptions summarize the Company’s inventory (in thousands):

	March 31, 2025	December 31, 2024
Pre-acquisition land costs	$6,155	$4,737
Developed lots	21,467	15,491
Homes under construction	36,344	43,982
Finished homes	74,483	75,060
Total inventory	$138,449	$139,270

The Company capitalizes into inventories interest costs incurred on homes under construction during the construction period until they are substantially complete. A summary of capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Capitalized interest at beginning of the period:	$3,149	$3,026
Interest incurred	3,429	5,170
Interest expensed:
Included in cost of sales	(1,501)	(3,513)
Directly to interest expense	(2,461)	(2,142)
Capitalized interest at end of the period:	$2,616	$2,541
Note 6 - Debt
The following table and descriptions summarize the amounts outstanding under the Company’s syndicated line of credit and term loan (dollars presented in thousands):

	March 31, 2025
	Weighted average interest rate	Outstanding balance
Syndicated line of credit
Wells Fargo Bank	7.60%	$14,407
Regions Bank	7.60%	12,190
Flagstar Bank	7.60%	11,083
United Bank	7.60%	8,866
Third Coast Bank	7.60%	6,650
Total Syndicated line of credit		$53,196

Term loan, net	11.61%	$67,230

	December 31, 2024
	Weighted average interest rate	Outstanding balance
Syndicated line of credit
Wells Fargo Bank	8.41%	$13,595
Regions Bank	8.41%	11,503
Flagstar Bank	8.41%	10,458
United Bank	8.41%	8,366
Third Coast Bank	8.41%	6,274
Total Syndicated line of credit		$50,196

Term loan, net	11.70%	$67,150
Syndicated line of credit
On January 26, 2024, the Company entered into the Second Amendment to its existing credit facility (as amended, the "Syndicated Line"). As a result of this amendment the Company established a process for the joinder of additional subsidiary borrowers of the Company, and Rosewood was joined, jointly and severally with the Company and GSH, as a borrower to the Syndicated line of credit with Wells Fargo Bank, National Association (“Wells Fargo”). On August 2, 2024 (the “Third Amendment Effective Date”), the Company entered into the Third Amendment to the Syndicated Line (“Third Amendment”) which extended the maturity date to August 2, 2027 except with respect to two non-extending lenders (representing $73.3 million of the committed amount), reduced the borrowing capacity to $220.0 million, and amended three financial covenants. No other significant terms of the arrangements were changed as a result of these amendments other than those relating to the interest rate terms described below. The financial covenants referenced below are reflective of these amendments.
The advances from the Syndicated Line are used to build homes and are repaid incrementally upon individual home sales. The Syndicated Line is collateralized by the homes under construction and developed lots. The Syndicated Line is fully secured, and the availability of funds is based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, the Syndicated Line debt is considered short-term as of March 31, 2025 and December 31, 2024.
The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.
The remaining availability to be drawn down, calculated in accordance with the Syndicated Line, was $61.9 million as of March 31, 2025 and $96.4 million as of December 31, 2024. The Syndicated Line also included a $2.0 million letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.
The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $70 million, plus (ii) 25% of positive actual consolidated earnings earned in any fiscal quarter end, (iii) 100% of new equity contributed to the Company, (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, except for up to two quarterly measurement periods in which the ratio shall not exceed 2.50 to 1.00 during the period beginning on the Third Amendment Effective Date and ending on December 31, 2025, (c) a minimum debt service coverage ratio of no less than 1.50 to 1.00 for the period from and after June 30, 2024 until June 30, 2025, and a minimum of 2.00 to 1.00 thereafter, and permits a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.00 for up to two quarterly measurement periods during the period beginning on the Third Amendment Effective Date and ending on June 30, 2025, (d) a minimum liquidity amount of not less the greater of $37.5 million from and after June 30, 2024, provided that during any period in which the debt service coverage ratio is less than 1.50 to 1.00, the minimum liquidity threshold will be at least (i) $45.0 million, or (ii) an amount equal to 1.50x the trailing twelve month interest incurred and (e) unrestricted cash of not less than $15.0 million at all times. The Company was in compliance with all debt covenants as of March 31, 2025 and December 31, 2024.
The Company recognized $0.4 million and $0.3 million of amortized deferred financing costs within Other expense, net for the three months ended March 31, 2025 and 2024, respectively. Outstanding deferred financing costs related to the Company’s Syndicated line of credit were $3.1 million and $3.5 million as of March 31, 2025 and December 31, 2024, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the Syndicated Line is a revolving arrangement.
Term loan
On December 11, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, GSH, Kennedy Lewis Agency Partners, LLC, as administrative agent, and the lenders party thereto (the “Lenders”) pursuant to which the Lenders thereunder funded a $70.0 million subordinated loan, the proceeds of which were used to redeem the outstanding Convertible Notes. See Note 10 - Convertible notes payable for further details.
The Credit Agreement provides for a term loan of $70.0 million maturing on the earlier of (a) (i) December 11, 2030, or (ii) the maturity date as defined in the Company’s Second Amended and Restated Credit Agreement, dated as of August 10, 2023, as amended and (iii) the date on which the indebtedness pursuant to the Syndicated Line is accelerated in accordance with the terms of the Syndicated Line with Wells Fargo. As of December 31, 2024, the effective maturity date based on these provisions is August 2, 2027. At the election of the Company, the term loan will either be (i) a SOFR Loan or (ii) an Alternate Base Rate (“ABR”) Loan. Each SOFR Loan will bear interest for each day during each Interest Period at a rate per annum equal to (a) Adjusted Term SOFR (as defined by the Credit Agreement), plus (b) the applicable margin (ranging from 675 basis points to 775 basis points) based on the Company’s leverage ratio as determined in accordance with the pricing grid set forth in the Credit Agreement. The Company may elect from time to time to convert SOFR Loans to ABR Loans; provided that such conversion be made on the last day of an Interest Period with respect thereto. Additionally, the Company may elect from time to time to convert ABR Loans to SOFR Loans; provided that no such conversion can take place when any Event of Default has occurred and is continuing. As of March 31, 2025, the Term loan under the Credit Agreement is classified as a SOFR Loan. The effective interest rate of the Credit Agreement is 12.67%.

The Credit Agreement contains certain financial covenants, including (a) that the Company must maintain a minimum Tangible Net Worth of at least $70.0 million; (b) a maximum leverage covenant that prohibits the Consolidated Total Leverage Ratio of the Company and its Subsidiaries from exceeding 2.50 to 1.00 for any Fiscal Quarter (as determined on the last day of each Fiscal Quarter); provided that the Company may exceed such ratio in two instances from December 11, 2024 until December 31, 2025 so long as the Consolidated Total Leverage Ratio does not exceed 2.63 to 1.00 as of the last day of such Fiscal Quarter; (c) a minimum Debt Service Coverage Ratio of the Company and its Subsidiaries (as determined on the last day of each Fiscal Quarter) of (x) not less than 1.35 to 1.00 until June 30, 2025 and (y) thereafter to be greater than 1.50 to 1.00, provided that the Company and its Subsidiaries may allow such Debt Service Coverage Ratio to be less than 1.35 to 1.00 in two instances from December 11, 2024 until June 30, 2025 so long as the Debt Service Coverage Ratio is greater than or equal to 1.20 to 1.00 as of the last day of such Fiscal Quarter; and (d) that the Company maintain minimum Liquidity of not less than $20.0 million and Unrestricted Cash of not less than $10.0 million at all times. The Obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by granting the Administrative Agent a security interest in 100% of Capital Stock of the Company. The Company was in compliance with all debt covenants as of March 31, 2025 and December 31, 2024.
The term loan was issued at an original issuance discount of $2.1 million, and the Company incurred debt issuance costs of $0.8 million that were allocated to the term loan, resulting in net cash proceeds of $67.1 million.
Note 7 - Related party transactions
Lot deposits
The Company enters into option contracts with related parties to acquire lots for the construction of homes. Out of the lot deposits outstanding as of March 31, 2025 and December 31, 2024, $6.6 million and $6.8 million, respectively, are with related parties.
Leases
The Company has four separate operating lease agreements with a related party, including a lease of an office space used for its corporate headquarters. In addition, the Company leases certain model homes under operating agreements with related parties. During the second quarter of 2024, the Company modified the lease of its corporate headquarters to reduce the leased space for the premises, which was accounted for as a lease modification and partial termination. The Company recorded a gain of $0.2 million as a result of the modification. The terms of the related party leases, including rent expense and future minimum payments, are described in Note 9 - Commitments and contingencies.
Services agreement
The Company previously shared office spaces with a related party and certain employees of the Company provided services to the same related party. As such, the Company allocated certain shared costs to the related party in line with a predetermined methodology based on headcount. During the three months ended March 31, 2025 and 2024, the Company allocated de minimis overhead costs to the related party. The balance outstanding as of March 31, 2025 and December 31, 2024 was a receivable of $0.2 million and $0.2 million, respectively, and is presented within Due from related party on the Condensed Consolidated Balance Sheets. The Company was charged for property maintenance, consulting, and land development management services in the amount of less than $0.1 million and $0.1 million for the three months ended March 31, 2025, and 2024, respectively, by the same related party. The balance outstanding as of March 31, 2025 and December 31, 2024 was de minimis, and is presented within Due to related parties on the Condensed Consolidated Balance Sheets.
General contracting
The Company may occasionally be engaged as a general contractor by several related parties. For the three months ended March 31, 2025 and 2024, Revenue of zero and $0.3 million, respectively, and Cost of sales of zero and $0.2 million, respectively, were recognized in the Condensed Consolidated Statement of Operations.
Other
The Company utilizes a related party vendor to perform certain civil engineering services. For the three months ended March 31, 2025 and 2024, expenses of less than $0.1 million and zero, respectively, were recognized in the Condensed Consolidated Statement of Operations. The remaining balance outstanding as of March 31, 2025 and December 31, 2024 was a payable of $0.1 million and $0.1 million, respectively, and is presented within Due to related party, net on the Condensed Consolidated Balance Sheets.
The Company utilizes a related party vendor for certain site contracting services. Typically these costs are reimbursed by the Company's land bank partners in accordance with its construction agreements. The remaining related party balance outstanding as of March 31, 2025 and December 31, 2024 was $0.5 million and $0.1 million, respectively, and is presented within Due to related party, net on the Condensed Consolidated Balance Sheets.
Note 8 - Warranty reserves
The Company establishes warranty reserves to provide for estimated future costs as a result of construction and product defects. Estimates are determined based on management’s judgment considering factors such as historical spend and projected cost of corrective action.
The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Warranty reserves at beginning of the period	$1,866	$1,302
Reserves provided	225	271
Payments for warranty costs	(152)	(210)
Warranty reserves at end of the period	$1,939	$1,363
Note 9 - Commitments and contingencies
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. In addition, the Company leases certain model homes under operating agreements with related parties and third parties. The leases have a remaining lease term of up to four years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $0.3 million and $0.4 million within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively, which includes operating lease expense of $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, associated with related party leases.
Variable lease expense included within operating lease expense was de minimis for the three months ended March 31, 2025 and 2024, respectively. The weighted-average discount rate for the operating leases was 9.14% and 9.72% during the three months ended March 31, 2025 and 2024, respectively. The weighted-average remaining lease term was 2.97 years and 4.28 years for the three months ended March 31, 2025 and 2024, respectively.
The maturity of the contractual, undiscounted operating lease liabilities as of March 31, 2025 are as follows (in thousands):

Lease payment
2025	$957
2026	1,000
2027	696
2028	522
2029 and thereafter	—
Total undiscounted operating lease liabilities	$3,175
Interest on operating lease liabilities	(394)
Total present value of operating lease liabilities	$2,781
The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in the recognized operating ROU assets and operating lease liabilities. The Company recorded $0.1 million and less than $0.1 million of rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively. Short term lease expense associated with related party leases was de minimis for the three months ended March 31, 2025 and 2024.

Surety bonds and letters of credit
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post surety bonds or letters of credit related to development projects. As of March 31, 2025, the Company had outstanding surety bonds and letters of credit totaling $8.2 million and $1.3 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.
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
The Company believes that a loss related to this matter is reasonably possible; however, the Company cannot estimate the amount or a range of reasonably possible losses for this matter, if any, at this time, due to several factors, including causation of certain of the plaintiff’s alleged damages. While the Company intends to defend against these claims, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on the Condensed Consolidated Financial Statements.
Note 10 - Convertible notes payable
The Company had previously issued Convertible Notes with an original principal amount of $80.0 million. On December 11, 2024 (“Redemption Date”), the Company redeemed the Notes and paid to the Convertible Note Investors (a) an aggregate of $70.0 million, plus accrued and unpaid interest through the Redemption Date, and (b) an aggregate of 10,168,850 shares of Class A Common Stock with a fair value of $4.41 per share. The Company financed the transaction, in part, by entering into the Credit Agreement with Kennedy Lewis. See Note 6 - Debt for further details. The Company accounted for the redemption as an extinguishment of debt in accordance with ASC 405, Liabilities. As a result, on December 11, 2024 the Company recognized a loss on extinguishment of $45.6 million based on the difference between the total reacquisition price of the extinguished debt, including the make-whole amount of $37.1 million, and the net carrying amount of the Notes on the Redemption Date. There is no remaining debt balance associated with the Convertible Notes as of March 31, 2025 and December 31, 2024.
Interest expense included within Other expense, net on the Condensed Consolidated Statements of Operations related to the Convertible Notes was zero and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense included within Cost of sales on the Condensed Consolidated Statements of Operations was $0.8 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.
Note 11 - Stock-based compensation
Stock options
The following table summarizes the activity relating to the Company’s stock options:

	Stock options	Weighted-average per share exercise price
Outstanding, December 31, 2024	5,031,303	$8.92
Granted	1,553,666	4.37
Exercised	—	—
Forfeited	(19,805)	8.64
Outstanding, March 31, 2025	6,565,164	$7.85
Options exercisable at March 31, 2025	1,625,593	$7.53
Stock compensation expense, net of forfeitures, included in the Condensed Consolidated Statements of Operations for stock options for the three months ended March 31, 2025 and 2024 was $1.6 million and $1.3 million, respectively, and is recognized in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations. As of March 31, 2025, total unrecognized stock compensation expense related to unvested stock option arrangements was $15.3 million which is expected to be recognized over a weighted-average period of 2.62 years.
Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815, Derivatives and Hedging as a derivative liability and marked to market at each reporting period end. As of March 31, 2025, and December 31, 2024, the derivative liability of stock options amounts to $0.1 million and $0.3 million, respectively, and is included within Derivative liability on the Condensed Consolidated Balance Sheets.
Restricted stock units (“RSUs”)
The following table summarizes the activity relating to the Company’s RSUs:

	Shares	Weighted-average grant date fair value per unit
Outstanding, December 31, 2024	95,000	$6.79
Granted	56,800	4.35
Vested	(25,675)	5.58
Forfeited	(5,150)	6.77
Outstanding, March 31, 2025	120,975	$5.90
Stock-based compensation expense, net of forfeitures, included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025, total unrecognized pre-tax compensation expense was $0.6 million related to time-based restricted stock units which is expected to be recognized over a weighted-average period of 2.98 years.
Performance-based restricted stock units (“PSUs”)
The following table summarizes the activity relating to the Company’s PSUs:

	Shares	Weighted-average grant date fair value per unit
Outstanding, December 31, 2024	443,500	$3.45
Granted	389,750	1.95
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2025	833,250	$2.75

Stock compensation expense for the PSUs is recorded based on the estimated fair value of the equity-based award on the grant date using the Monte Carlo simulation method. Stock-based compensation expense, net of forfeitures, included in the Condensed Consolidated Statements of Operations for PSUs was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025, total unrecognized pre-tax compensation expense was $1.5 million related to the PSUs which is expected to be recognized over a weighted-average period of 1.69 years.
Stock warrants
The Company previously granted an option to non-employee directors to purchase 1,867,368 stock warrants for $0.2 million. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant, and can be exercised for 10 years starting from July 1, 2022. As of March 31, 2025, there are 746,947 stock warrants outstanding. There were no additional stock warrants granted, and no compensation expense recorded, during the three months ended March 31, 2025 and 2024.
Note 12 - Earnout shares
As of December 31, 2024, the fair value of the earnout shares was $1.59 per share issuable upon Triggering Event I, $1.25 per share issuable upon Triggering Event II and $0.99 per share issuable upon Triggering Event III.
As of March 31, 2025, the fair value of the earnout shares was $0.61 per share issuable upon Triggering Event I, $0.44 per share issuable upon Triggering Event II and $0.33 per share issuable upon Triggering Event III.
The estimated fair value of the earnout shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the earnout period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

	March 31, 2025	December 31, 2024
Current stock price	$2.80	$4.23
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	3.00	3.25
Earnout period (in years)	3.00	3.25
Risk-free interest rate	3.90%	4.30%
Expected volatility	56%	52%
Expected dividend yield	—%	—%
For the three months ended March 31, 2025 and 2024, the change in fair value of the earnout shares resulted in a gain of $18.0 million and $26.4 million, respectively, primarily resulting from changes in the company's stock price.
As none of the earnout triggering events have occurred as of March 31, 2025, no shares have been distributed.
Note 13 - Warrant liability
The private placement warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the three months ended March 31, 2025 and 2024, resulted in a gain of $0.9 million and a loss of less than $0.1 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

	March 31, 2025	December 31, 2024
Current stock price	$2.80	$4.23
Exercise price	$11.50	$11.50
Expected life (in years)	3.00	3.25
Risk-free interest rate	3.90%	4.30%
Expected volatility	56%	52%
Expected dividend yield	—	—
The public warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the three months ended March 31, 2025 and 2024 resulted in a gain of $2.3 million and a loss of $0.1 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statement of Operations.
Note 14 - Income taxes
The Company recognized an income tax benefit for the three months ended March 31, 2025 of $1.3 million as compared to $1.2 million for the three months ended March 31, 2024. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. Excluding discrete items related to fair value adjustments on derivative liabilities, the Company's estimated effective tax rate as of March 31, 2025 is 30.0% as compared to 33.4% as of March 31, 2024. This differs from the federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible stock compensation expense for executives.
Note 15 - Earnings per share
The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted net earnings per share (in thousands, except shares and earnings per share):

	Three Months Ended March 31,
	2025	2024
Net income	$18,180	$24,938
Basic income available to common shareholders	$18,180	$24,938

Effect of dilutive securities:
Add back:
Interest on Convertible Notes payable, net of tax	—	2,816
Change in fair value of stock options - liability classified, net of tax	(63)	(57)
Diluted income available to common shareholders	$18,117	$27,697

Weighted-average number of common shares outstanding - basic	58,595,204	48,362,589
Effect of dilutive securities:
Convertible Notes	—	14,336,918
Stock options - equity classified	143,094	—
Stock options - liability classified	3,797	41,598
Stock warrants	—	342,492
Restricted stock units	—	27,807
Weighted-average number of common shares outstanding - diluted	58,742,095	63,111,404

Earnings per share:
Basic	$0.31	$0.52
Diluted	$0.31	$0.44

The following table summarizes potentially dilutive outstanding securities that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock warrants	746,947	—
Private placement warrants	2,966,663	2,966,663
Public warrants	8,625,000	8,625,000
Stock options - equity classified	5,544,072	4,722,073
Stock options - liability classified	75,500	—
Restricted stock units	113,971	—
Total anti-dilutive features	18,072,153	16,313,736
The Company’s 21,886,379 earnout Shares and 833,250 PSUs are excluded from the anti-dilutive table above for the three months ended March 31, 2025, as the underlying shares remain contingently issuable as the earnout triggering events and performance-based conditions, respectively, have not been satisfied. The Company excluded 21,886,379 earnout shares and 478,000 PSUs for the three months ended March 31, 2024.

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
UHG’s pipeline as of March 31, 2025 consists of approximately 7,500 lots, which includes lots that UHG may acquire from third party lot option contracts or land bank option contracts, in addition to lots that are owned or controlled by related parties and which UHG expects to obtain the contractual right to acquire.
Since its founding in 2004, UHG has delivered approximately 15,000 homes and currently builds in 50 active subdivisions at prices that generally range from approximately $200,000 to approximately $600,000. For the three months ended March 31, 2025 and 2024, UHG had 296 and 384 net new orders, and generated approximately $87.0 million and $100.8 million in revenue on 252 and 311 closings, respectively.
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
In the first quarter of 2025, market conditions in the homebuilding industry were impacted by persistently elevated mortgage rates, macro-economic and geopolitical uncertainty, and housing affordability concerns that have negatively affected consumer confidence. As a result of this challenging environment, demand at the start of the Spring selling season was softer than most years. In addition to these industry-wide factors, the Company also experienced unusually bad weather in all three major South Carolina markets that led to reduced traffic and sales activity in several communities in January. UHG’s net new orders for the three months ended March 31, 2025 decreased 22.9% compared to the prior year period.
In response to this demand environment, the Company continues to utilize various sales incentives, primarily in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs. Furthermore, UHG is continuing to execute on key operational improvements that began in 2024, including revising its portfolio of house plans, offering more customization to buyers, and a strategic rebidding of supplier contracts to reduce direct construction costs and address inflationary pressures, including potential tariffs. This strategy is expected to accelerate sales activity and improve profitability. Management believes that the Company’s proactive approach, coupled with its adaptable land-light business model, will enable the Company to effectively navigate these multifaceted macroeconomic conditions.
UHG revenues decreased from approximately $100.8 million for the three months ended March 31, 2024 to $87.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2025, UHG generated net income of approximately $18.2 million, which included $21.2 million related to the change in fair value of derivative liabilities, gross profit of 16.2%, adjusted gross profit of 18.8%, and adjusted EBITDA margin of 3.3%, representing a decrease of $6.7 million, and percentage changes of an increase of 0.2%, a decrease of 1.6%, and a decrease of 3.9%, respectively, from the three months ended March 31, 2024.
Adjusted gross profit, EBITDA, adjusted EBITDA, and EBITDA margin are not financial measures under generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table presents summary results of operations for the periods indicated (dollar amounts in thousands except average sales price):

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Statements of operations
Revenue, net of sales discounts	$87,001	$100,838	$(13,837)	(13.7)%
Cost of sales	72,873	84,744	(11,871)	(13.9)%
Selling, general and administrative expense	16,160	17,054	(894)	(5.3)%
Other expense, net	(2,510)	(1,963)	(547)	27.9%
Equity in net earnings from investment in joint venture	222	318	(96)	(30.2)%
Change in fair value of derivative liabilities	21,209	26,380	(5,171)	(19.6)%
Income before taxes	16,889	23,775	(6,886)	(29.0)%
Income tax benefit	(1,291)	(1,163)	(128)	11.0%
Net income	$18,180	$24,938	$(6,758)	(26.9)%
Other financial and operating data:
Active communities at end of period(a)	50	63	(13)	(20.6)%
Home closings	252	311	(59)	(19.0)%
Average sales price of homes closed(b)	$344,784	$335,057	$9,727	2.9%
Net new orders	296	384	(88)	(22.9)%
Cancellation rate	12.7%	9.6%	3.1%	32.3%
Backlog	201	262	(61)	(23.3)%
Gross profit	$14,128	$16,094	$(1,966)	(12.4)%
Gross profit %(c)	16.2%	16.0%	0.2%	1.3%
Adjusted gross profit(d)	$16,365	$20,614	$(4,249)	(20.4)%
Adjusted gross profit %(c)	18.8%	20.4%	(1.6)%	(7.8)%
EBITDA(d)	$21,389	$29,921	$(8,532)	(28.5)%
EBITDA margin %(c)	24.6%	29.7%	(5.1)%	(17.2)%
Adjusted EBITDA(d)	$2,873	$7,283	$(4,410)	(60.6)%
Adjusted EBITDA margin %(c)	3.3%	7.2%	(3.9)%	(54.2)%
______________________________
(a)UHG had nine and six communities in closeout for the three months ended March 31, 2025 and 2024. These communities are not included in the count of “Active communities at end of period.”
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
Revenues: Revenues for the three months ended March 31, 2025 were $87.0 million, a decrease of $13.8 million, or 13.7%, from $100.8 million for the three months ended March 31, 2024. The decrease in revenues was primarily attributable to a decrease in home closings of 19.0% driven by the lower sales activity in January and February, partially offset by an increase in average sales price (“ASP”) of production-built homes of 2.9%. Additionally, for the three months ended March 31, 2024 closings included twenty-four build to rent units with significantly lower ASPs, compared to no build to rent closings for the three months ended March 31, 2025, contributing to an overall increase in ASP of 6.5%. The decline in the number of homes closed as compared to the three months ended March 31, 2024 reflected decreases of 23.5% and 7.1% in the GSH South Carolina and Rosewood reporting segments, respectively, partially offset by an increase of 275.0% in the Other segment related to the Raleigh market.

The following table provides a summary of the Company’s revenues, home closings, and ASP in each of the reportable segments (revenues in thousands):

	Three Months Ended March 31,
	2025			2024			Period over period change
	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]
GSH South Carolina	$72,033	224	$320,638	$89,758	293	$317,183	(19.7)%	(23.5)%	1.1%
Rosewood	7,662	13	617,750	8,104	14	567,469	(5.4)%	(7.1)%	8.9%
Other[2]	7,306	15	487,067	2,976	4	719,045	145.5%	275.0%	(32.3)%
Total	$87,001	252	$344,784	$100,838	311	$335,057	(13.7)%	(19.0)%	2.9%
___________________
1 Average sales price of homes closed, excluding the impact of percentage of completion revenues and build to rent revenues.
2 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Cost of sales and Gross profit: Cost of sales for the three months ended March 31, 2025 was $72.9 million, a decrease of $11.8 million, or 13.9%, from $84.7 million for the three months ended March 31, 2024. The decrease in Cost of sales was largely attributable to a decrease in home closings of 19.0% compared to the same period in 2024.
Gross profit for the three months ended March 31, 2025 was $14.1 million, a decrease of $2.0 million, or 12.4%, from $16.1 million for the three months ended March 31, 2024. Gross profit as a percentage of revenue for the three months ended March 31, 2025 was 16.2%, an increase of 0.2%, as compared 16.0% for the three months ended March 31, 2024. The increase is attributable to a reduction in interest expense in cost of sales as a percentage of revenue, partially offset by an increase in incentive costs to accelerate the sales of finished inventory. Gross margins remained under pressure in the first quarter of 2025 related to the Company’s strategy of selling lower margin, aged finished inventory, including offering significant incentives to buyers consistent with the current market environment. The focus is on improving gross margins with new product designs, growing the percentage of pre-sales, and the direct cost rebidding initiative.
Adjusted gross profit: Adjusted gross profit for the three months ended March 31, 2025 was $16.4 million, a decrease of $4.2 million, or 20.4%, as compared to $20.6 million for the three months ended March 31, 2024. Adjusted gross profit as a percentage of revenue for the three months ended March 31, 2025 was 18.8%, a decrease of 1.6%, as compared to 20.4% for the three months ended March 31, 2024. The decrease in adjusted gross profit as a percentage of revenue was attributable to higher incentives in cost of sales. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, general and administrative expense: Selling, general and administrative expense for the three months ended March 31, 2025 was $16.2 million, a decrease of $0.9 million, or 5.3%, from $17.1 million for the three months ended March 31, 2024. The decrease in selling, general and administrative expense was primarily attributable to a decrease in commissions expense of $1.3 million due to a decrease in home closings, and a decrease in transaction costs of $1.2 million, partially offset by an increase of $0.8 million in salaries, wages, and related expenses, an increase of $0.4 million in stock compensation expense, and an increase of $0.2 million related to ERP implementation costs.
Other expense, net: Total other expense, net for the three months ended March 31, 2025 was $2.5 million, an increase of $0.5 million, from $2.0 million for the three months ended March 31, 2024. The increase in other expense, net was primarily attributable to an increase in interest expense of $0.3 million and a decrease of $0.1 million in investment income.
Equity in net earnings from investment in joint venture: Equity in net earnings from investment in joint venture for the three months ended March 31, 2025 was $0.2 million, a decrease of $0.1 million, from $0.3 million for the three months ended March 31, 2024.
Change in fair value of derivative liabilities: Change in fair value of derivative liabilities for the three months ended March 31, 2025 was a gain of $21.2 million as compared to $26.4 million for the three months ended March 31, 2024. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized as gains or losses on the Condensed Consolidated Statement of Operations. The overall decrease is primarily attributable to changes in the fair value of the Earnout Shares, which fluctuates each period due to changes in the Company's stock price.
Income before taxes: The following table provides a summary of the Company’s income (loss) before taxes by reportable segment (in thousands, except percentage change):

	Three Months Ended March 31,		Period over period
	2025	2024	Change ($)	Change (%)
GSH South Carolina	$1,823	$6,751	$(4,928)	(73.0)%
Rosewood	(374)	568	(942)	(165.9)%
Other[1]	(134)	(428)	294	(68.7)%
Segment total	$1,315	$6,891	$(5,576)	(80.9)%
Corporate[2]	(5,857)	(9,814)	3,957	(40.3)%
Equity in net earnings from investment in joint venture	222	318	(96)	(30.2)%
Change in fair value of derivative liabilities	21,209	26,380	(5,171)	(19.6)%
Consolidated income before taxes	$16,889	$23,775	$(6,886)	(29.0)%
___________________
1 Other consists of UHG’s homebuilding operations in Raleigh, NC.
2 Corporate items included within consolidated income before taxes includes unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments.
Income before taxes for the three months ended March 31, 2025 decreased $6.9 million, or 29.0%, from the three months ended March 31, 2024. The decrease was primarily due to a decrease in gross profit of $2.0 million and a decrease in the change in fair value of derivative liabilities of $5.2 million, partially offset by a decrease in selling, general, and administrative expense of $0.9 million.
GSH South Carolina: The $4.9 million decrease in income before taxes for the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to a decrease in the number of homes closed of 23.5% and an increase in the average cost of homes closed of 5.6%, partially offset by a decrease in selling, general, and administrative expense of 10.1%.
Rosewood: The $0.9 million decrease in (loss) income before taxes for the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to a decrease in the change in fair value of contingent consideration related to the acquisition of Rosewood Communities, Inc. in 2023 of $0.9 million.
Other: The $0.3 million decrease in loss before taxes for Raleigh for the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to an increase in the number of closings from 4 to 15 homes and a decrease in selling, general, and administrative expense of 10.0%, partially offset by a decrease in ASP of 32.3% due to the community mix of closings.
Income tax benefit: Income tax benefit for the three months ended March 31, 2025 and 2024, was $1.3 million and $1.2 million, respectively. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the March 31, 2025 is 30.0% as compared to 33.4% as of March 31, 2024.
Net new orders: Net new orders for a period is gross sales of homes less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and UHG approves such contract. Net new orders for the three months ended March 31, 2025 were 296 units, a decrease of 88 units, or 22.9%, from 384 units for the three months ended March 31, 2024.
Cancellation rate: The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period. The cancellation rate for the three months ended March 31, 2025 was 12.7%, a increase of 3.1%, from 9.6% for the three months ended March 31, 2024.
Backlog: Backlog consists of homes sold but not yet closed with customers. Backlog represents the number of homes in backlog from the previous period plus sales of homes during the current period less cancellations of existing sales contracts and home closings during the current period. A portion of the homes in backlog will not result in homes delivered due to cancellations.
Backlog for the three months ended March 31, 2025 was 201 units, a decrease of 61 units, or 23.3%, from 262 units for the three months ended March 31, 2024. The following table provides a summary of the Company’s backlog inventory, backlog value, and average sales price of backlog inventory in each of the reportable segments (backlog value in thousands):

	As of March 31, 2025			As of March 31, 2024			Period over period change
	Backlog inventory	Backlog value[1]	Backlog ASP[2]	Backlog inventory	Backlog value[1]	Backlog ASP[2]	Backlog inventory	Backlog value[1]	Backlog ASP[2]
GSH South Carolina	181	$62,698	$346,398	249	$75,575	$303,514	(27.3)%	(17.0)%	14.1%
Rosewood	14	10,027	716,214	10	5,978	597,800	40.0%	67.7%	19.8%
Other[3]	6	2,585	430,833	3	1,909	636,333	100.0%	35.4%	(32.3)%
Total	201	$75,310	$374,677	262	$83,462	$318,557	(23.3)%	(9.8)%	17.6%
___________________
1 Backlog value is calculated as the total contract value of homes in backlog.
2 ASP of backlog is calculated as backlog value divided by backlog inventory.
3 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Non-GAAP Financial Measures
Adjusted Gross Profit
Adjusted gross profit is a non-GAAP financial measure used by management of the Company as a supplemental measure in evaluating operating performance. The Company defines adjusted gross profit as gross profit excluding the effects of capitalized interest expensed in cost of sales, amortization included in homebuilding cost of sales, abandoned project costs, non-recurring remediation costs, and severance expense in cost of sales. The Company’s management believes this information is meaningful because it separates the impact that capitalized interest and non-recurring costs directly expensed in cost of sales have on gross profit to provide a more specific measurement of the Company’s gross profits. However, because adjusted gross profit information excludes certain balances expensed in cost of sales, which have real economic effects and could impact the Company’s results of operations, the utility of adjusted gross profit information as a measure of the Company’s operating performance may be limited. Other companies may not calculate adjusted gross profit information in the same manner that the Company does. Accordingly, adjusted gross profit information should be considered only as a supplement to gross profit information as a measure of the Company’s performance.
The following table presents a reconciliation of adjusted gross profit to the GAAP financial measure of gross profit for each of the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,
	2025	2024
Revenue, net of sales discounts	$87,001	$100,838
Cost of sales	72,873	84,744
Gross profit	$14,128	$16,094
Interest expense in cost of sales	1,501	3,513
Amortization in homebuilding cost of sales(a)	681	948
Abandoned project costs	55	—
Non-recurring remediation costs	—	59
Adjusted gross profit	$16,365	$20,614
Gross profit %(b)	16.2%	16.0%
Adjusted gross profit %(b)	18.8%	20.4%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments
(b) Calculated as a percentage of revenue
EBITDA and Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of the Company. The Company defines EBITDA as net income before (i) capitalized interest expensed in cost of sales, (ii) interest expensed in other (expense) income, net, (iii) depreciation and amortization, and (iv) taxes. The Company defines adjusted EBITDA as EBITDA before stock-based compensation expense, amortization included in homebuilding cost of sales, severance expense, abandoned project costs, loss on extinguishment of Convertible Notes, change in fair value of derivative liabilities, transaction cost expense, and non-recurring remediation costs. Management of the Company believes EBITDA and adjusted EBITDA are useful because they provide a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies.
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,
	2025	2024
Net income	$18,180	$24,938
Interest expense in cost of sales	1,501	3,513
Interest expense in other expense, net	2,461	2,142
Depreciation and amortization	492	450
Taxes	(1,245)	(1,122)
EBITDA	$21,389	$29,921
Stock-based compensation expense	1,957	1,510
Amortization in homebuilding cost of sales(b)	681	948
Abandoned project costs	55	—
Change in fair value of derivative liabilities	(21,209)	(26,380)
Transaction cost expense	—	1,225
Non-recurring remediation costs	—	59
Adjusted EBITDA	$2,873	$7,283
EBITDA margin(a)	24.6%	29.7%
Adjusted EBITDA margin(a)	3.3%	7.2%
______________________________
(a) Calculated as a percentage of revenue
(b) Represents expense recognized resulting from purchase accounting adjustment
Liquidity and Capital Resources
Overview
UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as borrowings under the revolving credit facility (“Syndicated Line”), as further described below. As of March 31, 2025, UHG had approximately $25.0 million in cash and cash equivalents, an increase of $2.4 million, from $22.6 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, UHG had approximately $61.9 million and $96.4 million, respectively, in unused committed capacity, calculated in accordance with the Syndicated Line.
UHG believes that its current cash holdings including cash generated from continuing operations and cash available under the Syndicated Line will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations, meet current commitments under its contractual obligations, and support the potential acquisition of complementary businesses.
Cash flows used in and generated by UHG’s projects can differ materially in timing from its results of operations, as these depend upon the stage in the life cycle of each project. UHG generally relies upon its syndicated line of credit to fund building costs, and timing of draws is such that UHG may from time to time be in receipt of funds from the Syndicated Line in advance of such funds being utilized. UHG is generally required to make significant cash outlays at the beginning of a project related to lot purchases, permitting, and construction of homes, as well as ongoing property taxes. These costs are capitalized within UHG’s real estate inventory and are not recognized in its operating income until a home sale closes. As a result, UHG incurs significant cash outflows prior to the recognition of associated earnings. In later stages of projects, cash inflows could exceed UHG’s results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.

The Company’s strategy is to acquire developed lots through third party and related party land developers and land bank partners pursuant to lot purchase agreements and land banking arrangements. When entering into these contracts, the Company agrees to purchase finished lots at predetermined prices, time frames, and quantities that match expected selling pace in the community. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. As of March 31, 2025, the Company had lot deposits of $46.9 million related to option contracts with an aggregate remaining purchase price of $336.8 million. Refer to Note 2 - Variable interest entities of the Notes to the Condensed Consolidated Financial Statements and “Off-Balance Sheet Arrangements” for additional information.
Capital Resources
Syndicated line of credit
The Syndicated Line provides for an aggregate commitment of up to $220.0 million, of which the Company had outstanding borrowings of $53.2 million as of March 31, 2025. The Syndicated Line also includes a $2.0 million letter of credit sub-facility under the same terms and conditions. The Company had $61.9 million of availability under the Syndicated Line, based on its borrowing base of $116.4 million. The borrowing base up to the aggregate commitment generates availability in accordance with the value of the collateral at a given point. The availability under the Syndicated Line, which impacts total liquidity, is reduced by outstanding letters of credit that are not fully cash collateralized. As of March 31, 2025, the Syndicated Line had a weighted average interest rate of 7.60% and will mature on August 2, 2027 except with respect to two non-extending lenders which represent $73.3 million of the committed amount and will mature August 10, 2026.
The Syndicated Line contains various customary representations, warranties by the Company and covenants that are described in Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements contained in this report. As of March 31, 2025, the Company was in compliance with all covenants set forth in the Syndicated Line.
Term loan
In 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, GSH, Kennedy Lewis Agency Partners, LLC, as administrative agent, and the lenders party thereto (the “Lenders”) pursuant to which the Lenders thereunder funded a $70.0 million subordinated term loan, the proceeds of which were used to redeem the outstanding convertible promissory notes from the Selling Stockholders.
The term loan has an outstanding balance of $67.2 million as of March 31, 2025, and matures on the earlier of December 11, 2030, the maturity date under the Company’s Second Amended and Restated Credit Agreement, or the acceleration of indebtedness under the Syndicated Line. The weighted average interest rate of the loan was 11.61% as of March 31, 2025. Refer to Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements contained in this report for additional information.
The Credit Agreement contains various customary representations, warranties by the Company and covenants that are described in Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements contained in this report. As of March 31, 2025, the Company was in compliance with all covenants set forth in the Credit Agreement.
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to four years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of March 31, 2025, the future minimum lease payments required under these leases totaled $3.2 million, with $1.2 million payable within the next twelve months. Further information regarding Company’s leases is provided in Note 9 - Commitments and contingencies of the Notes to the Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes UHG’s cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash flows provided by (used in) operating activities	$1,221	$(17,898)
Net cash flows provided by (used in) investing activities	63	(12,752)
Net cash flows provided by financing activities	1,103	2,629
Operating activities
Net cash flows provided by operating activities during the three months ended March 31, 2025 was $1.2 million, as compared to cash flows used of $17.9 million for the three months ended March 31, 2024. The difference in cash flows period over period is an increase of $19.1 million. This change is primarily attributable to an increase in cash provided by accounts payable of $20.7 million, partially offset by a decrease in cash provided by inventory of $1.7 million.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2025 was primarily attributable to cash proceeds from the sale of property and equipment of $0.1 million. Net cash used in investing activities for the three months ended March 31, 2024 was attributable to cash paid to acquire the homebuilding assets of Creekside Custom Homes of $12.7 million.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2025 was $1.1 million compared to $2.6 million for the three months ended March 31, 2024. The difference in cash flows period over period is $1.5 million. During the three months ended March 31, 2025 cash flows provided by financing activities was primarily attributable to proceeds from the Syndicated Line of $25.0 million, partially offset by repayments of the Syndicated Line and land banking arrangements of $23.9 million. During the three months ended March 31, 2024 cash flows provided by financing activities was primarily attributable to proceeds from the Syndicated Line and land banking arrangements, net of debt issuance costs, of $37.7 million, partially offset by a repayment of homebuilding debt of $35.1 million.
Critical Accounting Policies and Estimates
There have been no significant changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
UHG’s pipeline as of March 31, 2025 consists of approximately 7,500 lots, which includes lots that are owned or controlled by related parties, and which UHG expects to obtain the contractual right to acquire, in addition to lots that UHG may acquire from third party lot option contracts or land bank option contracts. The risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $46.9 million in lot deposits and $6.2 million of capitalized pre-acquisition costs as of March 31, 2025.
Surety bonds and letters of credit
During the ordinary course of business, the Company enters into surety bonds and letters of credit arrangements with local municipalities, government agencies, and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.

As of March 31, 2025, the Company had outstanding surety bonds and letters of credit totaling $8.2 million and $1.3 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.
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
The interest rate on the borrowings under the syndicated line of credit is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. In addition, the interest rate on the borrowings under the term loan is based upon adjusted simple SOFR plus an applicable margin ranging between 675 basis points and 775 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the syndicated line of credit and the term loan. As of March 31, 2025, UHG had $53.2 million and $67.2 million outstanding under the syndicated line of credit and the term loan, respectively, which carried weighted average interest rates of 7.60% and 11.61%, respectively. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $1.2 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
UHG’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Note 9 - Commitments and contingencies, incorporated herein by reference, to the Company’s Condensed Consolidated Financial Statements included elsewhere in this report.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial conditions and future results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Other than the risk factors set forth below, there have been no material changes from the risk factors discussed in our most recent Form 10-K.
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
•inclement weather, natural disasters, other calamities and other environmental conditions that can impact buyer traffic, delay the delivery of UHG’s homes, and/or increase its costs;
•demographic trends; and
•U.S. and global financial system and credit markets, including stock market and credit market volatility.
Adverse changes in these general and local economic conditions or a downturn in the broader economy would have a negative impact on UHG’s business and financial results. Changes in these economic conditions may affect some of UHG’s regions or markets more than others. If adverse conditions affect the larger markets that UHG serves, they could have a disproportionately greater impact on UHG than on other homebuilding companies. In addition, an important segment of UHG’s customer base consists of first-time and second-time move-up buyers, who often purchase homes subject to contingencies related to the sale of their existing homes, and therefore will be affected by downturn in the resale market. Further, declines in consumer confidence and spending could negatively impact new home demand. To counter potential decreases in demand, UHG has implemented various sales incentives, primarily in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs. Use of these and other incentives could negatively impact UHG’s margins. Further, UHG also competes with the resale, or “previously owned,” home market. The difficulties facing these buyers in selling their homes during periods of economic downturn may adversely affect UHG’s sales, and moreover, during such periods UHG may need to reduce its sale prices and offer greater incentives to buyers to compete for sales, which may reduce its margins.

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
Weather conditions and natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and heavy or prolonged precipitation, can harm UHG’s business. The occurrence of a weather event can decrease buyer traffic in impacted neighborhoods, particularly if the event or its impacts continue for a sustained period of time, as seen with abnormal snow events in certain of UHG’s South Carolina markets in early 2025. Weather conditions and events can also delay UHG’s home construction and home closings, adversely affect the cost or availability of materials or labor or damage homes under construction. The climate and geology of the states in which UHG operates have experienced recent natural disasters and present increased risks of adverse weather or natural disasters.
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
Changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of building materials and products used in UHG’s homes, and UHG may not be able to raise home prices sufficiently to offset increased costs.
The state of relationships between other countries and the U.S. with respect to trade policies, taxes, government relations and tariffs may impact UHG’s business. The federal government has in the past imposed new or increased tariffs or duties on certain imported materials and goods that are used in connection with the construction and delivery of UHG’s homes, including steel, aluminum, lumber, and components of appliances and fixtures, raising UHG’s costs for these items (or products made with them), and resulting in foreign governments responding by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods. In early 2025, the current U.S. administration implemented tariffs on many countries and territories, a number of which were subsequently paused in part. It can be difficult to predict whether and to what extent these tariffs may become effective again. Significant tariffs or other restrictions placed on raw materials that UHG uses in its homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, and UHG may not be able to pass these increased costs along to homebuyers, which could adversely impact the number of homes sold by UHG and UHG’s margins. Trading conflicts could also cause disruptions or shortages in UHG’s supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect UHG’s business, margins, and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)During the quarter ended March 31, 2025, there were no unregistered sales of the Company’s securities that were not reported in a Current Report on Form 8-K.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.

(c)None.

Item 6. Exhibits
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

UNITED HOMES GROUP, INC.
(Registrant)

Dated: May 14, 2025	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)