Form 10-Q
period 2025-06-30
United Homes Group, Inc.
filed 2025-08-08
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, 21,828,983 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$36,538	$22,629
Restricted cash	1,552	2,920
Accounts receivable, net	6,233	4,122
Inventories	144,454	139,270
Real estate inventory not owned	3,392	8,445
Due from related party	192	191
Related party note receivable	490	532
Income tax receivable	4,847	2,079
Lot deposits	44,938	48,153
Investment in joint venture	1,183	691
Property and equipment, net	832	759
Operating right-of-use assets	2,367	2,779
Deferred tax asset, net	15,411	15,248
Prepaid expenses and other assets	9,357	8,283
Goodwill	9,280	9,280
Total assets	$281,066	$265,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$22,257	$17,801
Syndicated line of credit	64,196	50,196
Liabilities from real estate inventory not owned	2,596	6,584
Due to related parties	9	122
Other accrued expenses and liabilities	15,999	14,545
Operating lease liabilities	2,522	2,958
Derivative liabilities	24,011	39,158
Term loan, net	67,314	67,150
Total liabilities	198,904	198,514

Commitments and contingencies (Note 9)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 21,628,512 and 21,607,007 shares issued and outstanding on June 30, 2025, and December 31, 2024, respectively	2	2
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on June 30, 2025, and December 31, 2024, respectively	4	4
Additional paid-in capital	57,393	53,937
Retained earnings	24,763	12,924
Total stockholders' equity	82,162	66,867
Total liabilities and stockholders' equity	$281,066	$265,381
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net of sales discounts	$105,506	$109,420	$192,507	$210,258
Cost of sales	85,587	89,842	158,460	174,586
Gross profit	19,919	19,578	34,047	35,672

Selling, general and administrative expense	18,016	19,614	34,176	36,668
Net income (loss) from operations	1,903	(36)	(129)	(996)

Other expense, net	(2,617)	(3,582)	(5,127)	(5,545)
Equity in net earnings from investment in joint venture	275	339	497	657
Change in fair value of derivative liabilities	(6,171)	32,055	15,038	58,435
(Loss) income before taxes	(6,610)	28,776	10,279	52,551
Income tax (benefit) expense	(269)	136	(1,560)	(1,027)
Net (loss) income	$(6,341)	$28,640	$11,839	$53,578

(Loss)/earnings per share
Basic	$(0.11)	$0.59	$0.20	$1.11
Diluted	$(0.11)	$0.50	$0.20	$0.93

Weighted-average number of shares
Basic	58,602,388	48,373,812	58,598,816	48,368,200
Diluted	58,602,388	63,372,936	58,672,946	63,443,456
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common stock				Additional paid-in capital	Retained earnings	Total stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	21,607,007	$2	36,973,876	$4	$53,937	$12,924	$66,867
Taxes related to net share settlement of restricted stock units	—	—	—	—	(16)	—	(16)
Issuance of shares related to restricted stock units	21,505	—	—	—	—	—	—
Derecognition of derivative liability	—	—	—	—	113	—	113
Stock-based compensation expense	—	—	—	—	1,957	—	1,957
Net income	—	—	—	—	—	18,180	18,180
Balance as of March 31, 2025	21,628,512	$2	36,973,876	$4	$55,991	$31,104	$87,101
Recognition of derivative liability related to equity incentive plan	—	—	—	—	(4)	—	(4)
Taxes related to net share settlement of restricted stock units	—	—	—	—	(5)	—	(5)
Stock-based compensation expense	—	—	—	—	1,411	—	1,411
Net loss	—	—	—	—	—	(6,341)	(6,341)
Balance as of June 30, 2025	21,628,512	$2	36,973,876	$4	$57,393	$24,763	$82,162

	Common stock				Additional paid-in capital	(Accumulated deficit) Retained eanings	Total stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	11,382,282	$1	36,973,876	$4	$2,794	$(33,982)	$(31,183)
Exercise of employee stock options	1,307	—	—	—	7	—	7
Issuance of shares related to restricted stock units	14,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,510	—	1,510
Net income	—	—	—	—	—	24,938	24,938
Balance as of March 31, 2024	11,397,589	$1	36,973,876	$4	$4,311	$(9,044)	$(4,728)
Taxes related to net share settlement of performance stock units	—	—	—	—	(19)	—	(19)
Exercise of employee stock options	2,614	—	—	—	7	—	7
Issuance of shares related to performance stock units	5,567	—	—	—	—	—	—
Forfeiture of stock options under the 2023 Plan	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	1,840	—	1,840
Net income	—	—	—	—	—	28,640	28,640
Balance as of June 30, 2024	11,405,770	$1	36,973,876	$4	$6,144	$19,596	$25,745
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$11,839	$53,578
Adjustments to reconcile net income to net cash flows from operating activities:
Credit loss	64	39
Investment earnings in joint venture	(497)	(657)
Depreciation expense	102	101
Loss on disposal of property and equipment	43	20
Loss on extinguishment of debt	—	104
Gain on lease modification	—	(197)
Amortization of intangible assets	203	187
Amortization of deferred financing costs	756	661
Amortization of discount on Convertible Notes	—	1,001
Amortization of discount on private investor debt	—	60
Amortization of discount on term loan	164	—
Stock-based compensation expense	3,368	3,350
Amortization of operating lease right-of-use assets	613	771
Provision for deferred income taxes	(163)	(889)
Change in fair value of contingent earnout liability	(13,918)	(54,008)
Change in fair value of warrant liabilities	(1,044)	(4,262)
Change in fair value of equity incentive plan	(76)	(165)
Change in fair value of contingent consideration	46	(851)
Net change in operating assets and liabilities:
Accounts receivable	(2,107)	743
Due from related party	(1)	88
Inventories	(131)	8,005
Lot deposits	3,215	(6,320)
Prepaid expenses and other assets	(1,979)	(890)
Accounts payable	4,456	(15,749)
Operating lease liabilities	(637)	(524)
Income tax receivable/ payable	(2,831)	(4,231)
Due to related parties	(113)	75
Other accrued expenses and liabilities	1,408	817
Net cash flows provided by (used in) operating activities	2,780	(19,143)
Cash flows from investing activities:
Purchases of property and equipment	(269)	(29)
Proceeds from the sale of property and equipment	51	—
Payments on business acquisition	—	(12,743)
Proceeds from related party note receivable	42	39
Net cash flows used in investing activities	(176)	(12,733)
Cash flows from financing activities:
Proceeds from syndicated line of credit	41,000	39,000
Repayments of syndicated line of credit	(27,000)	(47,429)
Proceeds from sale of real estate inventory not owned	—	18,050

Repayments of liabilities from real estate inventory not owned	(4,042)	(4,923)
Repayments on private investor loans	—	(4,012)
Payment of deferred financing costs	—	(577)
Taxes related to net share settlement of restricted stock units	(21)	—
Proceeds from exercise of employee stock options	—	11
Net cash flows provided by financing activities	9,937	120

Net change in cash, cash equivalents, and restricted cash	12,541	(31,756)
Cash, cash equivalents, and restricted cash, beginning of period	25,549	56,672
Cash, cash equivalents, and restricted cash, end of period	$38,090	$24,916

Supplemental cash flow information:
Cash paid for interest	$8,170	$11,061
Cash paid for income taxes	$1,433	$4,093

Supplemental disclosures of non-cash activities:
Derecognition of derivative liability	113	5
Modification of existing lease	77	2,212
Recogonition of derivative liability related to equity incentive plan	4	—
Termination of existing lease	—	86
Noncash exercise of employee stock options	—	3
Taxes related to net share settlement of performance stock units	—	19
Total non-cash activities	$194	$2,325

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
Basis of presentation
Unaudited interim condensed consolidated financial statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, notes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for the fair presentation of the Company’s results for the interim periods presented. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the note disclosures from the annual financial statements. Other than policies noted below in these Notes, there have been no significant changes to the significant accounting policies disclosed since the Company’s previous annual financial statements. The results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of results to be expected for the year ended December 31, 2025, any other interim periods, or any future year or period.
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
Revenue recognition - The Company recognizes revenue in accordance with ASC 606. For the three months ended June 30, 2025 and 2024, revenue recognized at a point in time from speculative home closings totaled $105.5 million and $108.7 million, respectively, and revenue recognized over time from construction activities on land owned by customers totaled less than $0.1 million and $0.8 million, respectively. For the six months ended June 30, 2025 and 2024, revenue recognized at a point in time from speculative homes totaled $192.0 million and $209.0 million, respectively, and for the six months ended June 30, 2025 and 2024, revenue recognized over time from land owned by customers totaled $0.5 million and $1.3 million, respectively.
Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2025 and 2024, the Company incurred $0.7 million and $0.9 million, respectively, in advertising and marketing costs. For the six months ended June 30, 2025 and 2024, the Company incurred $1.4 million and $1.6 million, respectively.
Recently issued accounting pronouncements – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Consolidated Financial Statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to disclose specified details about costs and expenses within the notes to the financial statements. This ASU mandates that entities, at each interim and annual period, disclose the amounts of (a) inventory purchases, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion, depreciation, and amortization for oil and gas activities included within each relevant expense caption presented on the income statement within continuing operations. Entities are also required to (1) combine certain disclosures already mandated under GAAP with these new requirements, (2) provide qualitative descriptions of expenses that are not disaggregated quantitatively, and (3) disclose total selling expenses and, annually, the definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s Consolidated Financial Statement disclosures.
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
As of June 30, 2025, the Company had lot deposits of $44.9 million related to option contracts with an aggregate remaining purchase price of $340.9 million. As of December 31, 2024 the Company had lot deposits of $48.2 million related to option contracts with an aggregate remaining purchase price of $352.2 million. The Company had no forfeited option contract deposits during the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company incurred $0.3 million and $0.3 million, respectively, in forfeited option contract deposits.
In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Consolidated Balance Sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development. The maximum exposure to loss with respect to the sale and subsequent repurchase of lots to the land banker is limited to the value of the real estate inventory not owned not financed by the land banker, which was $0.8 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively.
The Company has a shared services agreement with a related party that operates in the land development business in which the Company receives property maintenance services, due diligence and negotiation assistance with purchasing third party finished lots and previously provided accounting, IT, HR, and other administrative support services. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Management determined the related party is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s most significant activities. Accordingly, the Company does not consolidate the VIE. As of June 30, 2025 and December 31, 2024, the Company recognized a receivable of $0.2 million and $0.2 million, respectively, related to the shared services agreement included within Due from related party on the Condensed Consolidated Balance Sheets.
Note 3 - Segment reporting
An operating segment is defined as a component of an enterprise for which separate financial information is available and for which segment results are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”). The Company’s CODM is identified as the Executive Management Team, comprising the Company’s Chief Executive Officer and President, Chief Financial Officer, and Co-Chief Operating Officers. Together, these individuals assess the performance of the Company’s operating segments and allocate resources. The CODM functions collectively rather than as individuals, ensuring that decisions reflect a balanced and strategic approach to managing operations.
UHG primarily operates in the homebuilding business and is organized and reported by division. The identification of reporting segments is based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, and methods used to sell and construct homes. The Company has three reportable segments: GSH South Carolina, Rosewood Communities, Inc. (“Rosewood”), and Other. Each segment represents distinct geographical and operational aspects of UHG’s business.
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

The following tables summarize revenues, gross profit, income or loss before taxes and total assets by segment, with reconciliations to the amounts reported for the consolidated company, where applicable (in thousands):

	Three Months Ended June 30, 2025
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$90,924	$10,797	$3,785	$—	$105,506
Cost of sales	72,237	9,508	3,293	549	85,587
Segment gross profit (loss)	18,687	1,289	492	(549)	19,919
Selling, general and administrative expense	11,471	1,035	427	5,083	18,016
Other expense (income), net (2)	2,199	427	77	(86)	2,617
Total segment income (loss) before taxes	$5,017	$(173)	$(12)	$(5,546)	$(714)
Reconciling items:
Reconciling items from equity method investments					275
Change in fair value of derivative liabilities					(6,171)
Consolidated loss before taxes					$(6,610)

	Three Months Ended June 30, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$98,207	$6,085	$5,128	$—	$109,420
Cost of sales	78,481	5,689	4,527	1,145	89,842
Segment gross profit (loss)	19,726	396	601	(1,145)	19,578
Severance expense	92	—	1,088	—	1,180
Selling, general and administrative expense	11,935	592	845	5,062	18,434
Other expense, net (2)	1,084	353	111	2,034	3,582
Total segment income (loss) before taxes	$6,615	$(549)	$(1,443)	$(8,241)	$(3,618)
Reconciling items:
Reconciling items from equity method investments					339
Change in fair value of derivative liabilities					32,055
Consolidated income before taxes					$28,776

	Six Months Ended June 30, 2025
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$162,957	$18,459	$11,091	$—	$192,507
Cost of sales	130,535	16,604	9,945	1,376	158,460
Segment gross profit (loss)	32,422	1,855	1,146	(1,376)	34,047
Selling, general and administrative expense	21,202	1,704	1,064	10,206	34,176
Other expense (income), net (2)	4,380	698	228	(179)	5,127
Total segment income (loss) before taxes	$6,840	$(547)	$(146)	$(11,403)	$(5,256)
Reconciling items:
Reconciling items from equity method investments					497
Change in fair value of derivative liabilities					15,038
Consolidated income before taxes					$10,279

	Six Months Ended June 30, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$187,965	$14,189	$8,104	$—	$210,258
Cost of sales	150,699	13,386	7,270	3,231	174,586
Segment gross profit (loss)	37,266	803	834	(3,231)	35,672
Severance expense	92	—	1,088	—	1,180
Selling, general and administrative expense	22,758	442	1,553	10,735	35,488
Other expense, net (2)	1,050	342	64	4,089	5,545
Total segment income (loss) before taxes	$13,366	$19	$(1,871)	$(18,055)	$(6,541)
Reconciling items:
Reconciling items from equity method investments					657
Change in fair value of derivative liabilities					58,435
Consolidated income before taxes					$52,551

	As of June 30, 2025
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Goodwill	$3,573	$5,207	$500	$—	$9,280
Investment in joint venture	—	—	—	1,183	1,183
Other assets	195,104	20,224	11,273	44,002	270,603
Total segment assets	$198,677	$25,431	$11,773	$45,185	$281,066

	As of December 31, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Goodwill	$3,573	$5,207	$500	$—	$9,280
Investment in joint venture	—	—	—	691	691
Other assets	163,997	27,913	21,379	42,121	255,410
Total segment assets	$167,570	$33,120	$21,879	$42,812	$265,381

	Three Months Ended June 30, 2025
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$275	$275
Depreciation and amortization	445	62	3	5	515
Interest expense(4)	2,957	376	134	548	4,015

	Three Months Ended June 30, 2024
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$339	$339
Depreciation and amortization	401	66	3	6	476
Interest expense(4)	1,329	304	162	3,442	5,237

	Six Months Ended June 30, 2025
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$497	$497
Depreciation and amortization	868	123	6	10	1,007
Interest expense(4)	5,495	738	369	1,375	7,977

	Six Months Ended June 30, 2024
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$657	$657
Depreciation and amortization	777	133	6	10	926
Interest expense(4)	2,726	304	192	7,670	10,892
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
(4)Interest expense includes amounts recognized as interest expense in cost of sales and interest expense in other expense, net in the Condensed Consolidated Statements of Operations.
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
Due to the short-term nature of the Company’s cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts of these instruments approximate their fair value. Lot deposits are recorded at the agreed-upon contract value, which approximates fair value. The interest rates on the syndicated line of credit and the term loan vary and are the greater of either a reference rate plus an applicable margin, or the base rate plus the aforementioned applicable margin. Refer to Note 6 - Debt for additional detail on the determination of these instruments’ interest rates. As the reference rate of the syndicated line of credit and the term loan at any point in time are reflective of the current interest rate environment the Company operates in, the carrying amount of these instruments approximates their fair value.
The derivative public warrant liability is classified within Level 1 of the fair value hierarchy because the Company values these instruments based on recent trades of securities in active markets. The estimated fair value of the contingent earnout liability, derivative private placement warrants liability, derivative stock option liability, and contingent consideration is determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 11 - Stock-based compensation, Note 12 - Earnout shares, and Note 13 - Warrant liability.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$14,295	$14,295
Derivative private placement warrant liability	—	—	2,640	2,640
Derivative public warrant liability	6,986	—	—	6,986
Derivative stock option liability	—	—	90	90
Total derivative liability	6,986	—	17,025	24,011
Contingent consideration	—	—	881	881
Total fair value	$6,986	$—	$17,906	$24,892

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$28,213	$28,213
Derivative private placement warrant liability	—	—	2,907	2,907
Derivative public warrant liability	7,763	—	—	7,763
Derivative stock option liability	—	—	275	275
Total derivative liability	7,763	—	31,395	39,158
Contingent consideration	—	—	1,225	1,225
Total fair value	$7,763	$—	$32,620	$40,383
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the six month period ended June 30, 2025 and the year ended December 31, 2024.
The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Contingent consideration
Liability at January 1, 2025	$28,213	$2,907	$275	$1,225
Settlements	—	—	—	(390)
Derecognition of derivative liability	—	—	(113)	—
Change in fair value	(17,976)	(860)	(90)	14
Liability at March 31, 2025	$10,237	$2,047	$72	$849
Recognition of derivative liability	—	—	4	—
Change in fair value	4,058	593	14	32
Liability at June 30, 2025	$14,295	$2,640	$90	$881
Note 5 - Inventories
The following table and descriptions summarize the Company’s inventory (in thousands):

	June 30, 2025	December 31, 2024
Pre-acquisition land costs	$8,528	$4,737
Developed lots	30,137	15,491
Homes under construction	48,755	43,982
Finished homes	57,034	75,060
Total inventories	$144,454	$139,270
The Company capitalizes into inventories interest costs incurred on homes under construction during the construction period until they are substantially complete. A summary of capitalized interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capitalized interest at beginning of the period:	$2,616	$2,541	$3,149	$3,026
Interest incurred	3,402	5,472	6,831	10,642
Interest expensed:
Included in cost of sales	(1,632)	(1,659)	(3,133)	(5,172)
Directly to interest expense	(2,383)	(3,578)	(4,844)	(5,720)
Capitalized interest at end of the period:	$2,003	$2,776	$2,003	$2,776
Note 6 - Debt
The following table and descriptions summarize the amounts outstanding under the Company’s syndicated line of credit and term loan (dollars presented in thousands):

	June 30, 2025
	Weighted average interest rate	Outstanding Balance
Syndicated line of credit
Wells Fargo Bank	7.61%	$17,386
Regions Bank	7.61%	14,712
Flagstar Bank	7.61%	13,374
United Bank	7.61%	10,699
Third Coast Bank	7.61%	8,025
Total Syndicated line of credit		$64,196

Term loan, net	11.59%	$67,314

	December 31, 2024
	Weighted average interest rate	Outstanding Balance
Syndicated line of credit
Wells Fargo Bank	8.41%	$13,595
Regions Bank	8.41%	11,503
Flagstar Bank	8.41%	10,458
United Bank	8.41%	8,366
Third Coast Bank	8.41%	6,274
Total Syndicated line of credit		$50,196

Term loan, net	11.70%	$67,150
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
The advances from the Syndicated Line are used to build homes and are repaid incrementally upon individual home sales. The Syndicated Line is collateralized by the homes under construction and developed lots. The Syndicated Line is fully secured, and the availability of funds is based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, the Syndicated Line is considered short-term as of June 30, 2025 and December 31, 2024.
The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.
The remaining availability to be drawn down, calculated in accordance with the Syndicated Line, was $58.7 million as of June 30, 2025 and $96.4 million as of December 31, 2024. The Syndicated Line also includes a $2.0 million letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.

The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $70 million, plus (ii) 25% of positive actual consolidated earnings earned in any fiscal quarter end, (iii) 100% of new equity contributed to the Company, (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests; and (v) 100% of the amount of any repurchase of equity interests in the Company, (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, except for up to two quarterly measurement periods in which the ratio shall not exceed 2.50 to 1.00 during the period beginning on the Third Amendment Effective Date and ending on December 31, 2025, (c) a minimum debt service coverage ratio of no less than 1.50 to 1.00 for the period from and after June 30, 2024 until June 30, 2025, and a minimum of 2.00 to 1.00 thereafter, and permits a minimum debt service coverage ratio of no less than 1.35 to 1.00 for up to two quarterly measurement periods during the period beginning on the Third Amendment Effective Date and ending on June 30, 2025, (d) a minimum liquidity amount of not less than the greater of $37.5 million from and after June 30, 2024, provided that during any period in which the debt service coverage ratio is less than 1.50 to 1.00, the minimum liquidity threshold will be at least (i) $45.0 million, or (ii) an amount equal to 1.50x the trailing twelve month interest incurred and (e) unrestricted cash of not less than $15.0 million at all times. The Company was in compliance with all debt covenants as of June 30, 2025 and December 31, 2024.
The Company recognized $0.3 million and $0.3 million of amortized deferred financing costs within Other expense, net for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $0.7 million and $0.6 million, respectively. Outstanding deferred financing costs related to the Company’s Syndicated line of credit were $2.8 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the Syndicated Line is a revolving arrangement.
Term loan
On December 11, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, GSH, Kennedy Lewis Agency Partners, LLC (“Administrative Agent”), and the lenders party thereto (the “Lenders”) pursuant to which the Lenders thereunder funded a $70.0 million subordinated term loan, the proceeds of which were used to redeem the outstanding Convertible Notes. See Note 10 - Convertible Notes payable for further details.
The Credit Agreement provides for a term loan of $70.0 million maturing on the earlier of (a) (i) December 11, 2030, or (ii) the maturity date as defined in the Company’s Second Amended and Restated Credit Agreement, dated as of August 10, 2023, as amended and (iii) the date on which the indebtedness pursuant to the Syndicated Line is accelerated in accordance with the terms of the Syndicated Line with Wells Fargo. As of December 31, 2024, the effective maturity date based on these provisions is August 2, 2027. At the election of the Company, the term loan will either be (i) a SOFR Loan or (ii) an Alternate Base Rate (“ABR”) Loan. Each SOFR Loan will bear interest for each day during each interest period at a rate per annum equal to (a) Adjusted Term SOFR (as defined by the Credit Agreement), plus (b) the applicable margin (ranging from 675 basis points to 775 basis points) based on the Company’s leverage ratio as determined in accordance with the pricing grid set forth in the Credit Agreement. The Company may elect from time to time to convert SOFR Loans to ABR Loans; provided that such conversion be made on the last day of an interest period with respect thereto. Additionally, the Company may elect from time to time to convert ABR Loans to SOFR Loans; provided that no such conversion can take place when any Event of Default (as defined by the Credit Agreement) has occurred and is continuing. As of June 30, 2025, the term loan under the Credit Agreement is classified as a SOFR Loan. The effective interest rate of the Credit Agreement is 12.67%.
The Credit Agreement contains certain financial covenants, including (a) that the Company must maintain a minimum tangible net worth of at least $70.0 million; (b) a maximum leverage covenant that prohibits the Consolidated total leverage ratio of the Company and its Subsidiaries from exceeding 2.50 to 1.00 for any fiscal quarter (as determined on the last day of each fiscal quarter); provided that the Company may exceed such ratio in two instances from December 11, 2024 until December 31, 2025 so long as the Consolidated total leverage ratio does not exceed 2.63 to 1.00 as of the last day of such fiscal quarter; (c) a minimum debt service coverage ratio of the Company and its Subsidiaries (as determined on the last day of each fiscal quarter) of (x) not less than 1.35 to 1.00 until June 30, 2025 and (y) thereafter to be greater than 1.50 to 1.00, provided that the Company and its Subsidiaries may allow such debt service coverage ratio to be less than 1.35 to 1.00 in two instances from December 11, 2024 until June 30, 2025 so long as the debt service coverage ratio is greater than or equal to 1.20 to 1.00 as of the last day of such fiscal quarter; and (d) that the Company maintain minimum liquidity of not less than $20.0 million and unrestricted cash of not less than $10.0 million at all times. The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by granting the Administrative Agent a security interest in 100% of the ownership and economic interest of the Company. The Company was in compliance with all debt covenants as of June 30, 2025 and December 31, 2024.

The term loan was issued at an original issuance discount of $2.1 million, and the Company incurred debt issuance costs of $0.8 million that were allocated to the term loan, resulting in net cash proceeds of $67.1 million.
Note 7 - Related party transactions
Lot deposits
The Company enters into option contracts with related parties to acquire lots for the construction of homes. Out of the lot deposits outstanding as of June 30, 2025 and December 31, 2024, $5.1 million and $6.8 million, respectively, are with related parties.
Leases
The Company has four separate operating lease agreements with a related party, including a lease of an office space used for its corporate headquarters. In addition, the Company leases certain model homes from related parties. During the second quarter of 2024, the Company modified the lease of its corporate headquarters to reduce the leased space for the premises, which was accounted for as a lease modification and partial termination. The Company recorded a gain of $0.2 million as a result of the modification. The terms of the related party leases, including rent expense and future minimum payments, are described in Note 9 - Commitments and contingencies.
Services agreement
The Company previously shared office spaces with a related party and certain employees of the Company provided services to the same related party. As such, the Company allocated certain shared costs to the related party in line with a predetermined methodology based on headcount. The Company allocated no overhead costs to the related party during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company allocated overhead costs to the related party in the amounts of $0.1 million and $0.2 million, respectively. The balance outstanding as of June 30, 2025 and December 31, 2024 was a receivable of $0.2 million and $0.2 million, respectively, and is presented within Due from related party on the Condensed Consolidated Balance Sheets. The Company was charged for property maintenance, consulting, and land development management services in the amount of less than $0.1 million and $0.3 million for the three months ended June 30, 2025 and 2024, and $0.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, by the same related party. The balance outstanding as of June 30, 2025 and December 31, 2024 was de minimis and is presented within Due to related parties on the Condensed Consolidated Balance Sheets.
General contracting
The Company may occasionally be engaged as a general contractor by several related parties. There was no related party general contracting activity during the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, Revenue of $0.3 million and $0.5 million, respectively, and Cost of sales of $0.2 million and $0.4 million, respectively, were recognized in the Condensed Consolidated Statements of Operations.
Other
The Company utilizes a related party vendor to perform certain civil engineering services. For the three and six months ended June 30, 2025 and 2024, expenses of $0.1 million and zero, respectively, were recognized in the Condensed Consolidated Statements of Operations. The remaining balance outstanding as of June 30, 2025 and December 31, 2024 was a payable of less than $0.1 million and $0.1 million, respectively, and is presented within Due to related party, net on the Condensed Consolidated Balance Sheets.
The Company utilized a related party vendor for certain aviation services. For the three and six months ended June 30, 2025 and 2024, expenses recognized in the Condensed Consolidated Statements of Operations were de minimis.
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
The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty reserves at beginning of the period	$1,939	$1,363	$1,866	$1,302
Reserves provided	275	287	500	558
Payments for warranty costs	(141)	(224)	(293)	(434)
Warranty reserves at end of the period	$2,073	$1,426	$2,073	$1,426
Note 9 - Commitments and contingencies
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. In addition, the Company leases certain model homes from related parties and third parties. The leases have a remaining lease term of up to four years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the right-of-use asset (“ROU asset”) and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $0.3 million and $0.4 million within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, respectively, which includes operating lease expense of $0.2 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, associated with related party leases. For the six months ended June 30, 2025 and 2024, the Company recognized an operating lease expense of $0.6 million and $0.8 million, which includes operating lease expense of $0.4 million and $0.7 million associated with related party leases.
Variable lease expense included within operating lease expense was de minimis for the three and six months ended June 30, 2025 and 2024. The weighted-average discount rate for the operating leases was 9.19% and 9.37% during the six months ended June 30, 2025 and 2024, respectively. The weighted-average remaining lease term was 2.78 years and 3.92 years for the six months ended June 30, 2025 and 2024, respectively.
The maturity of the contractual, undiscounted operating lease liabilities as of June 30, 2025 are as follows (in thousands):

Lease payment
2025	$638
2026	1,000
2027	696
2028	522
2029 and thereafter	—
Total undiscounted operating lease liabilities	$2,856
Interest on operating lease liabilities	(334)
Total present value of operating lease liabilities	$2,522
The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in the recognized operating ROU assets and operating lease liabilities. The Company recorded $0.1 million and less than $0.1 million of rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. Short term lease expense associated with related party leases was de minimis for the three months ended June 30, 2025 and 2024.
Surety bonds and letters of credit
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post surety bonds or letters of credit related to development projects. As of June 30, 2025, the Company had outstanding surety bonds and letters of credit totaling $9.2 million and $1.3 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.

Litigation
The Company is subject to various claims and lawsuits that may arise primarily in the ordinary course of business, which consist mainly of construction defect claims. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s Condensed Consolidated Financial Statements. When the Company believes that a loss is probable and reasonably estimable, the Company will record an expense and corresponding contingent liability. As of the date of these Condensed Consolidated Financial Statements, management believes that the Company has not incurred a liability as a result of any claims, with the exception of the following:
Rosewood proceedings
Rosewood has been named as a co-defendant in a lawsuit alleging negligence/recklessness and breach of certain implied warranties arising out of Rosewood’s construction of homes in a subdivision prior to the Company’s acquisition of Rosewood. As of June 30, 2025, the Company and the plaintiffs have agreed in principle to settle this matter, the terms of which are being negotiated. As a result, the Company concluded that a loss is probable and reasonably estimable. Accordingly, the Company recorded an accrual in anticipation of the settlement of $0.2 million, which is included in Other accrued expenses and liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025.
Note 10 - Convertible Notes payable
The Company had previously issued Convertible Notes with an original principal amount of $80.0 million. On December 11, 2024 (“Redemption Date”), the Company redeemed the Convertible Notes and paid to the Convertible Note Investors (a) an aggregate of $70.0 million, plus accrued and unpaid interest through the Redemption Date, and (b) an aggregate of 10,168,850 shares of Class A Common Stock with a fair value of $4.41 per share. The Company financed the transaction, in part, by entering into the Credit Agreement with Kennedy Lewis. See Note 6 - Debt for further details. The Company accounted for the redemption as an extinguishment of debt in accordance with ASC 405. As a result, on December 11, 2024 the Company recognized a loss on extinguishment of $45.6 million based on the difference between the total reacquisition price of the extinguished debt, including the make-whole amount of $37.1 million, and the net carrying amount of the Convertible Notes on the Redemption Date. There is no remaining debt balance associated with the Convertible Notes as of June 30, 2025 and December 31, 2024.
Interest expense previously capitalized and included within Cost of sales on the Condensed Consolidated Statements of Operations was $0.6 million and $1.4 million for the Convertible Notes for the three and six months ended June 30, 2025, respectively.
Interest expense included within Other expense, net on the Condensed Consolidated Statements of Operations was $2.3 million and $4.4 million for the Convertible Notes for the three and six months ended June 30, 2024, respectively. Interest expense included within Cost of sales on the Condensed Consolidated Statements of Operations was $1.1 million and $3.2 million for the Convertible Notes for the three and six months ended June 30, 2024, respectively.
Note 11 - Stock-based compensation
Stock options
The following table summarizes the activity relating to the Company’s stock options:

	Stock options	Weighted-average per share exercise price
Outstanding, December 31, 2024	5,031,303	$8.92
Granted	1,553,666	4.37
Exercised	—	—
Forfeited	(430,164)	7.59
Outstanding, June 30, 2025	6,154,805	$7.87
Options exercisable at June 30, 2025	2,143,970	$8.55
Stock-based compensation expense, net of forfeitures, included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for stock options for the three months ended June 30, 2025 and 2024 was $1.1 million and $1.6 million, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized stock compensation expense related to unvested stock option arrangements was $12.6 million which is expected to be recognized over a weighted-average period of 2.39 years.
Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815, as a derivative liability and marked to market at each reporting period end. As of June 30, 2025, and December 31, 2024, the derivative liability of stock options amounts to $0.1 million and $0.3 million, respectively, and is included within Derivative liability on the Condensed Consolidated Balance Sheets.
Restricted stock units (“RSUs”)
The following table summarizes the activity relating to the Company’s RSUs:

	Shares	Weighted-average grant date fair value per unit
Outstanding, December 31, 2024	95,000	$6.79
Granted	56,800	4.35
Vested	(25,675)	5.58
Forfeited	(10,150)	5.20
Outstanding, June 30, 2025	115,975	$6.00
Stock-based compensation expense, net of forfeitures, included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $0.1 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized pre-tax compensation expense was $0.6 million related to time-based restricted stock units which is expected to be recognized over a weighted-average period of 2.72 years.
Performance-based restricted stock units (“PSUs”)
The following table summarizes the activity relating to the Company’s PSUs:

	Shares	Weighted-average grant date fair value per unit
Outstanding, December 31, 2024	443,500	$3.45
Granted	389,750	1.95
Vested	—	—
Forfeited	(81,250)	2.62
Outstanding, June 30, 2025	752,000	$2.76
Stock compensation expense for the PSUs is recorded based on the estimated fair value of the equity-based award on the grant date using the Monte Carlo simulation method. Stock-based compensation expense, net of forfeitures, included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for PSUs was $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized pre-tax compensation expense was $1.1 million related to the PSUs which is expected to be recognized over a weighted-average period of 1.47 years.
Stock warrants
The Company previously granted an option to non-employee directors to purchase 1,867,368 stock warrants for $0.2 million. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant, and can be exercised for 10 years starting from July 1, 2022. As of June 30, 2025, there are 746,947 stock warrants outstanding. There were no additional stock warrants granted, and no compensation expense recorded, during the three and six months ended June 30, 2025 and 2024.

Note 12 - Earnout shares
As of June 30, 2025, the fair value of the earnout shares was $0.81 per share issuable upon Triggering Event I, $0.63 per share issuable upon Triggering Event II and $0.50 per share issuable upon Triggering Event III.
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
The estimated fair value of the earnout shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the earnout period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

	June 30, 2025	December 31, 2024
Current stock price	$2.90	$4.23
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	2.75	3.25
Earnout period (in years)	2.75	3.25
Risk-free interest rate	3.70%	4.30%
Expected volatility	64%	52%
Expected dividend yield	—%	—%
For the three and six months ended June 30, 2025, the change in fair value of the earnout shares resulted in a loss of $4.1 million and a gain of $13.9 million, respectively, primarily resulting from changes in the company's stock price. For the three and six months ended June 30, 2024, the change in fair value of the earnout shares resulted in gains of $27.6 million and $54.0 million, respectively, primarily resulting from changes in the company's stock price.
As none of the earnout triggering events have occurred as of June 30, 2025, no shares have been distributed.
Note 13 - Warrant liability
The private placement warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the three and six months ended June 30, 2025, resulted in a loss of $0.6 million and gain $0.3 million, respectively. For the three and six months ended June 30, 2024, the change in fair value resulted in a gains of $1.2 million. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statements of Operations.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

	June 30, 2025	December 31, 2024
Current stock price	$2.90	$4.23
Exercise price	$11.50	$11.50
Expected life (in years)	2.75	3.25
Risk-free interest rate	3.70%	4.30%
Expected volatility	64%	52%
Expected dividend yield	—	—
The public warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the three and six months ended June 30, 2025 resulted in a loss of $1.5 million and gains of $0.7 million, respectively. For the three and six months ended June 30, 2024 the change in fair value of the public warrant liability resulted in gains of $3.2 million and $3.1 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statements of Operations.

Note 14 - Income taxes
The Company recognized an income tax benefit for the three and six months ended June 30, 2025 of $0.3 million and $1.6 million, respectively, as compared to an income tax expense of $0.1 million and income tax benefit of $1.0 million, respectively, for the three and six months ended June 30, 2024. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. Excluding discrete items related to fair value adjustments on derivative liabilities, the Company's estimated effective tax rate as of June 30, 2025 is 33.1% as compared to 15.3% as of June 30, 2024. This differs from the federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible stock compensation expense for executives.
Note 15 - Earnings per share
The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted net earnings per share (in thousands, except shares and earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(6,341)	$28,640	$11,839	$53,578
Basic (loss) income available to common shareholders	$(6,341)	$28,640	$11,839	$53,578

Effect of dilutive securities:
Add back:
Interest on Convertible Notes payable, net of tax	—	2,917	—	5,733
Change in fair value of stock options - liability classified, net of tax	—	(67)	(63)	(124)
Diluted income available to common shareholders	$(6,341)	$31,490	$11,776	$59,187

Weighted-average number of common shares outstanding - basic	58,602,388	48,373,812	58,598,816	48,368,200
Effect of dilutive securities:
Convertible Notes	—	14,336,918	—	14,336,918
Stock options - equity classified	—	354,013	71,547	384,130
Stock options - liability classified	—	36,533	1,899	39,073
Stock warrants	—	264,002	—	303,247
Restricted stock units	—	7,658	684	11,888
Weighted-average number of common shares outstanding - diluted	58,602,388	63,372,936	58,672,946	63,443,456

Earnings per share:
Basic	$(0.11)	$0.59	$0.20	$1.11
Diluted	$(0.11)	$0.50	$0.20	$0.93
The following table summarizes potentially dilutive outstanding securities that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock warrants	746,947	—	746,947	—
Private placement warrants	2,966,663	2,966,663	2,966,663	2,966,663
Public warrants	8,625,000	8,625,000	8,625,000	8,625,000
Stock options - equity classified	6,246,030	4,749,621	5,895,051	4,361,346
Stock options - liability classified	95,133	—	85,317	—
Restricted stock units	117,343	49,200	114,973	25,937
Total anti-dilutive features	18,797,116	16,390,484	18,433,951	15,978,946
The Company’s 21,886,379 earnout shares and 752,000 PSUs are excluded from the anti-dilutive table above for the three and six months ended June 30, 2025, as the underlying shares remain contingently issuable as the earnout triggering events and performance-based conditions, respectively, have not been satisfied. The Company excluded 21,886,379 earnout shares and 469,500 PSUs for the three and six months ended June 30, 2024.

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
UHG’s pipeline as of June 30, 2025 consists of approximately 7,300 lots, which includes lots that UHG may acquire from third party lot option contracts or land bank option contracts, in addition to lots that are owned or controlled by related parties and which UHG expects to obtain the contractual right to acquire.
Since its founding in 2004, UHG has delivered approximately 16,000 homes and currently builds in 53 active subdivisions at prices that generally range from approximately $200,000 to approximately $600,000. For the three months ended June 30, 2025 and 2024, UHG had 304 and 323 net new orders, and generated approximately $105.5 million and $109.4 million in revenue on 303 and 337 closings, respectively. For the six months ended June 30, 2025 and 2024, UHG had 600 and 707 net new orders, and generated approximately $192.5 million and $210.3 million in revenue on 555 and 648 closings, respectively.
UHG intends to grow organically, both arising out of its historical operations which may include entry into new markets and growth in community count, and through expansion of its mortgage joint venture Homeowners Mortgage, LLC (the “Joint Venture”). UHG expects that continued operation of the Joint Venture will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates. In the second quarter of 2025, UHG announced that it had initiated a review of strategic alternatives in order to explore ways to maximize shareholder value. There is not a set deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.
In the second quarter of 2025, market conditions in the homebuilding industry continued to be impacted by persistently elevated mortgage rates, macro-economic and geopolitical uncertainty, and housing affordability concerns that have negatively affected consumer confidence. As a result of these challenging conditions, demand remained subdued as net new orders for the three and six months ended June 30, 2025 decreased by 5.9% and 15.1%, respectively, when compared to the respective prior year periods. However, the undersupply of homes in the United States continues to drive demand for affordable housing. In response to the current environment, the Company continues to provide discounts on base home prices, when necessary, and utilize various sales incentives, primarily in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs.
Despite the softening demand and slower sales pace, the Company has seen improvement in gross margin for the three and six months ended June 30, 2025 of 100 basis points and 70 basis points, respectively, as compared to the respective prior periods. This is largely the result of continued, focused, execution of several key operational improvements targeted at accelerating sales and improving gross margins. These operational improvements included refreshing the Company’s portfolio of house plans, expanding customization options for buyers, and a strategic rebidding of supplier contracts to reduce direct construction costs. Management believes that the Company’s proactive approach, position within high growth markets, and adaptable land-light business model will enable the Company to effectively navigate these multifaceted macroeconomic conditions. However, the Company cannot provide any assurance that its strategies will continue to be successful in future quarters.
UHG revenues decreased from approximately $109.4 million for the three months ended June 30, 2024 to $105.5 million for the three months ended June 30, 2025. For the three months ended June 30, 2025, UHG generated a net loss of approximately $6.3 million, which included $6.2 million related to the change in fair value of derivative liabilities, gross margin of 18.9%, adjusted gross margin of 21.3%, and adjusted EBITDA margin of 6.9%, representing a decrease of $34.9 million, and percentage changes of an increase of 1.0%, an increase of 0.4%, and a decrease of 0.1%, respectively, from the three months ended June 30, 2024.
UHG revenues decreased from approximately $210.3 million for the six months ended June 30, 2024 to $192.5 million for the six months ended June 30, 2025. For the six months ended June 30, 2025, UHG generated net income of approximately $11.8 million, which included $15.0 million related to the change in fair value of derivative liabilities, gross margin of 17.7%, adjusted gross margin of 20.2%, and adjusted EBITDA margin of 5.3%, representing a decrease of $41.7 million, and percentage changes of an increase of 0.7%, a decrease of 0.5%, and a decrease of 1.8%, respectively, from the six months ended June 30, 2024.
Adjusted gross profit, EBITDA, adjusted EBITDA, and EBITDA margin are not financial measures under generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table presents summary results of operations for the periods indicated (dollar amounts in thousands except average sales price):

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Statements of Operations
Revenue, net of sales discounts	$105,506	$109,420	$(3,914)	(3.6)%
Cost of sales	85,587	89,842	(4,255)	(4.7)%
Selling, general and administrative expense	18,016	19,614	(1,598)	(8.2)%
Other expense, net	(2,617)	(3,582)	965	(26.9)%
Equity in net earnings from investment in joint venture	275	339	(64)	(18.9)%
Change in fair value of derivative liabilities	(6,171)	32,055	(38,226)	(119.3)%
(Loss) income before taxes	(6,610)	28,776	(35,386)	(122.9)%
Income tax (benefit) expense	(269)	136	(405)	(297.8)%
Net (loss) income	$(6,341)	$28,640	$(34,981)	(122.0)%
Other Financial and Operating Data:
Active communities at end of period(a)	53	59	(6)	(10.2)%
Home closings	303	337	(34)	(10.1)%
Average sales price of homes closed(b)	$349,265	$340,803	$8,462	2.5%
Net new orders	304	323	(19)	(5.9)%
Cancellation rate	11.4%	12.7%	(1.3)%	(10.2)%
Backlog	202	248	(46)	(18.5)%
Gross profit	$19,919	$19,578	$341	1.5%
Gross margin(c)	18.9%	17.9%	1.0%	5.6%
Adjusted gross profit(d)	$22,436	$22,845	$(409)	(1.8)%
Adjusted gross margin(c)	21.3%	20.9%	0.4%	1.9%
EBITDA(d)	$(2,062)	$34,571	$(36,633)	(106.0)%
EBITDA margin(c)	(2.0)%	31.6%	(33.6)%	(106.3)%
Adjusted EBITDA(d)	$7,237	$7,660	$(423)	(5.5)%
Adjusted EBITDA margin(c)	6.9%	7.0%	(0.1)%	(1.4)%
______________________________
(a)UHG had seven and eight communities in closeout for the three months ended June 30, 2025 and 2024, respectively. These communities are not included in the count of “Active communities at end of period.”
(b)Average sales price of homes closed, excluding the impact of percentage of completion revenues and build to rent revenues.
(c)Calculated as a percentage of revenue.
(d)Adjusted gross profit, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of adjusted gross profit, EBITDA and adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Revenues: Revenues for the three months ended June 30, 2025 were $105.5 million, a decrease of $3.9 million, or 3.6%, from $109.4 million for the three months ended June 30, 2024. The decrease in revenues was primarily attributable to a decrease in home closings of 10.1%, partially offset by an increase in average sales price (“ASP”) of production-built homes of 2.5%. Additionally, for the three months ended June 30, 2024 closings included thirty-six build to rent units with significantly lower ASPs, compared to no build to rent closings for the three months ended June 30, 2025. When factoring in these build to rent unit closings, total ASP increased 7.2% compared to the prior year period. The decline in the number of homes closed as compared to the three months ended June 30, 2024 was primarily due to a decrease of 13.4% in the GSH South Carolina segment, partially offset by increases of 100.0% and 12.5% in the Rosewood reporting segment and Other segment related to the Raleigh market, respectively.
The following table provides a summary of the Company’s revenues, home closings, and ASP in each of the reportable segments (revenues in thousands):

	Three Months Ended June 30,
	2025			2024			Period over period change
	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]
GSH South Carolina	$90,924	278	$328,144	$98,207	321	$321,060	(7.4)%	(13.4)%	2.2%
Rosewood	10,797	16	674,813	6,085	8	798,571	77.4%	100.0%	(15.5)%
Other[2]	3,785	9	420,556	5,128	8	641,000	(26.2)%	12.5%	(34.4)%
Total	$105,506	303	$349,265	$109,420	337	$340,803	(3.6)%	(10.1)%	2.5%
___________________
1 Average sales price of homes closed, excluding the impact of percentage of completion revenues and build to rent revenues.
2 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Cost of sales and Gross profit: Cost of sales for the three months ended June 30, 2025 was $85.6 million, a decrease of $4.2 million, or 4.7%, from $89.8 million for the three months ended June 30, 2024. The decrease in Cost of sales was largely attributable to a decrease in home closings of 10.1% compared to the same period in 2024.
Gross profit for the three months ended June 30, 2025 was $19.9 million, an increase of $0.3 million, or 1.5%, from $19.6 million for the three months ended June 30, 2024. Gross margin for the three months ended June 30, 2025 was 18.9%, an increase of 1.0%, as compared 17.9% for the three months ended June 30, 2024. Gross margins improved in the second quarter of 2025, driven by closing a large number of homes featuring redesigned floor plans, direct construction cost savings as a result of the rebid initiative, and less non-recurring expenses compared to the same quarter in 2024.
Adjusted gross profit: Adjusted gross profit for the three months ended June 30, 2025 was $22.4 million, a decrease of $0.4 million, or 1.8%, as compared to $22.8 million for the three months ended June 30, 2024. Adjusted gross margin for the three months ended June 30, 2025 was 21.3%, an increase of 0.4%, as compared to 20.9% for the three months ended June 30, 2024. The increase in adjusted gross margin was attributable to the closings associated with redesigned floor plans, which generate stronger margins, and direct construction cost savings. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, general and administrative expense: Selling, general and administrative expense for the three months ended June 30, 2025 was $18.0 million, a decrease of $1.6 million, or 8.2%, from $19.6 million for the three months ended June 30, 2024. The decrease is primarily due to a $1.0 million decrease in commission expense due to less broker incentives and fewer closings and a $1.0 million reduction in severance expense related to the June 2024 reduction in force (“RIF”), partially offset by an increase of $0.2 million in ERP implementation costs.
Other expense, net: Total other expense, net for the three months ended June 30, 2025 was $2.6 million, a decrease of $1.0 million, from $3.6 million for the three months ended June 30, 2024. The decrease was primarily driven by a $1.2 million reduction in interest expense due to the Company’s refinance of corporate debt in December 2024.
Equity in net earnings from investment in joint venture: Equity in net earnings from investment in joint venture for the three months ended June 30, 2025 was $0.3 million, remaining consistent with the prior period.
Change in fair value of derivative liabilities: Change in fair value of derivative liabilities for the three months ended June 30, 2025 was a loss of $6.2 million as compared to a gain of $32.1 million for the three months ended June 30, 2024. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized as gains or losses on the Condensed Consolidated Statements of Operations. The overall decrease is primarily attributable to changes in the fair value of the earnout shares, which fluctuates each period due to changes in the Company's stock price.

Income before taxes: The following table provides a summary of the Company’s income (loss) before taxes by reportable segment (in thousands, except percentage change):

	Three Months Ended June 30,		Period over period
	2025	2024	Change ($)	Change (%)
GSH South Carolina	$5,017	$6,615	$(1,598)	(24.2)%
Rosewood	(173)	(549)	376	(68.5)%
Other[1]	(12)	(1,443)	1,431	(99.2)%
Segment total	$4,832	$4,623	$209	4.5%
Corporate[2]	(5,546)	(8,241)	2,695	(32.7)%
Equity in net earnings from investment in joint venture	275	339	(64)	(18.9)%
Change in fair value of derivative liabilities	(6,171)	32,055	(38,226)	(119.3)%
Consolidated (loss) income before taxes	$(6,610)	$28,776	$(35,386)	(123.0)%
___________________
1 Other consists of UHG’s homebuilding operations in Raleigh, NC.
2 Corporate items included within consolidated income before taxes includes unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments.
Income before taxes for the three months ended June 30, 2025 decreased $35.4 million, or 122.9%, from the three months ended June 30, 2024. The decrease was primarily due to a decrease in the change in fair value of derivative liabilities of $38.3 million, partially offset by an decrease in other expense, net of $1.0 million and a decrease in selling, general, and administrative expense of $1.6 million.
GSH South Carolina: The $1.6 million decrease in income before taxes for the three months ended June 30, 2025 compared to the same period in the prior year was primarily due to a decrease in closings of 13.4%, which resulted in lower gross profit, higher operating costs as a percentage of revenue and higher interest costs as a percentage of revenue, partially offset by an increase in gross margin.
Rosewood: The $0.4 million decrease in loss before taxes for the three months ended June 30, 2025 compared to the same period in the prior year was primarily attributable to doubling the number of closings from 8 to 16 coupled with a 5.4% increase in gross margin, partially offset by an increase in commission expense due to additional closings and higher interest costs.
Other: The $1.4 million decrease in loss before taxes for Raleigh for the three months ended June 30, 2025 compared to the same period in the prior year was primarily due to a reduction in severance expense in the prior period of $1.1 million and a decrease in selling, general, and administrative expense of $0.4 million.
Income tax (benefit) expense: Income tax (benefit) expense for the three months ended June 30, 2025 was a benefit of $0.3 million compared to an expense of $0.1 million for the three months ended June 30, 2024. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the June 30, 2025 is 33.1% as compared to 15.3% as of June 30, 2024.
Net new orders: Net new orders for a period is gross sales of homes less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and UHG approves such contract. Net new orders for the three months ended June 30, 2025 were 304 units, a decrease of 19 units, or 5.9%, from 323 units for the three months ended June 30, 2024.
Cancellation rate: The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period. The cancellation rate for the three months ended June 30, 2025 was 11.4%, a decrease of 1.3%, from 12.7% for the three months ended June 30, 2024.
Backlog: Backlog consists of homes sold but not yet closed with customers. Backlog represents the number of homes in backlog from the previous period plus sales of homes during the current period less cancellations of existing sales contracts and home closings during the current period. A portion of the homes in backlog will not result in homes delivered due to cancellations.

Backlog as of June 30, 2025 was 202 units, a decrease of 46 units, or 18.5%, from 248 units as of June 30, 2024. The following table provides a summary of the Company’s backlog inventory, backlog value, and average sales price of backlog inventory in each of the reportable segments (backlog value in thousands):

	As of June 30, 2025			As of June 30, 2024			Period over period change
	Backlog inventory	Backlog value[1]	Backlog ASP[2]	Backlog inventory	Backlog value[1]	Backlog ASP[2]	Backlog inventory	Backlog value[1]	Backlog ASP[2]
GSH South Carolina	184	$64,471	$350,386	232	$75,932	$327,293	(20.7)%	(15.1)%	7.1%
Rosewood	14	8,660	618,571	11	7,874	715,818	27.3%	10.0%	(13.6)%
Other[3]	4	1,742	435,500	5	1,879	375,800	(20.0)%	(7.3)%	15.9%
Total	202	$74,873	$370,658	248	$85,685	$345,504	(18.5)%	(12.6)%	7.3%
___________________
1 Backlog value is calculated as the total contract value of homes in backlog.
2 ASP of backlog is calculated as backlog value divided by backlog inventory.
3 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table presents summary results of operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$192,507	$210,258	$(17,751)	(8.4)%
Cost of sales	158,460	174,586	(16,126)	(9.2)%
Selling, general and administrative expense	34,176	36,668	(2,492)	(6.8)%
Other expense, net	(5,127)	(5,545)	418	(7.3)%
Equity in net earnings from investment in joint venture	497	657	(160)	(24.4)%
Change in fair value of derivative liabilities	15,038	58,435	(43,397)	(74.3)%
Income before taxes	$10,279	$52,551	$(42,272)	(80.4)%
Income tax benefit	(1,560)	(1,027)	(533)	51.9%
Net income	$11,839	$53,578	$(41,739)	(78.0)%
Other Financial and Operating Data:
Active communities at end of period(a)	53	59	(6)	(10.2)%
Home closings	555	648	(93)	(14.4)%
Average sales price of homes closed(b)	$347,231	$337,994	$9,237	2.7%
Net new orders	600	707	(107)	(15.1)%
Cancellation rate	12.0%	11.1%	0.9%	8.1%
Backlog	202	248	(46)	(18.5)%
Gross profit	$34,047	$35,672	$(1,625)	(4.6)%
Gross margin(c)	17.7%	17.0%	0.7%	4.1%
Adjusted gross profit(d)	$38,801	$43,459	$(4,658)	(10.7)%
Adjusted gross margin(c)	20.2%	20.7%	(0.5)%	(2.4)%
EBITDA(d)	$19,327	$64,493	$(45,166)	(70.0)%
EBITDA margin(c)	10.0%	30.7%	(20.7)%	(67.4)%
Adjusted EBITDA(d)	$10,110	$14,944	$(4,834)	(32.3)%
Adjusted EBITDA margin(c)	5.3%	7.1%	(1.8)%	(25.4)%
______________________________
(a)UHG had seven and eight communities in closeout for the six months ended June 30, 2025 and 2024, respectively. These communities are not included in the count of “Active communities at end of period.”
(b)Average sales price of homes closed, excluding the impact of percentage of completion revenues and build to rent revenues.
(c)Calculated as a percentage of revenue.

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
Revenues: Revenues for the six months ended June 30, 2025 were $192.5 million, a decrease of $17.8 million, or 8.5%, from $210.3 million for the six months ended June 30, 2024. The decrease in revenues was primarily attributable to the decrease in production-built home closings, partially offset by an increase in average sales price of production-built homes. Additionally, for the six months ended June 30, 2024 closings included 60 build to rent units with significantly lower ASPs, compared to no build to rent closings for the six months ended June 30, 2025. When factoring in these build to rent unit closings, total ASP increased 6.9% compared to the prior year period. The decline in the number of homes closed as compared to the six months ended June 30, 2024 reflected a decrease of 18.2% in the GSH South Carolina segment, partially offset by an increase of 31.8% and 100.0% in the Rosewood reporting segment and Other segment related to the Raleigh market, respectively.
The following table provides a summary of the Company’s revenues, home closings, and ASP in each of the reportable segments (revenues in thousands):

	Six Months Ended June 30,
	2025			2024			Period over period change
	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]
GSH South Carolina	$162,957	502	$324,788	$187,965	614	$319,179	(13.3)%	(18.2)%	1.8%
Rosewood	18,459	29	650,321	14,189	22	644,524	30.1%	31.8%	0.9%
Other[2]	11,091	24	462,125	8,104	12	667,000	36.9%	100.0%	(30.7)%
Total	$192,507	555	$347,231	$210,258	648	$337,994	(8.4)%	(14.4)%	2.7%
___________________
1 Average sales price of homes closed, excluding the impact of percentage of completion revenues and build to rent revenues.
2 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Cost of Sales and Gross Profit: Cost of sales for the six months ended June 30, 2025 was $158.5 million, a decrease of $16.1 million, or 9.2%, from $174.6 million for the six months ended June 30, 2024. The decrease in Cost of sales was largely attributable to a decrease in home closings of 14.4% compared to the same period in 2024.
Gross profit for the six months ended June 30, 2025 was $34.0 million, a decrease of $1.6 million, or 4.8%, from $35.7 million for the six months ended June 30, 2024. Gross margin for the six months ended June 30, 2025 was 17.7%, an increase of 0.7%, as compared 17.0% for the six months ended June 30, 2024. Gross margin increased primarily due to a large number of home closings featuring redesigned floor plans, which carry higher margins, coupled with lower interest expense as a percentage of revenue within cost of sales, partially offset by higher incentive costs.
Adjusted Gross Profit: Adjusted gross profit for the six months ended June 30, 2025 was $38.8 million, a decrease of $4.7 million, or 10.8%, as compared to $43.5 million for the six months ended June 30, 2024. Adjusted gross margin for the six months ended June 30, 2025 was 20.2%, a decrease of 0.5%, as compared to 20.7% for the six months ended June 30, 2024. Adjusted gross margin declined, primarily due to increased incentive costs, partially offset by home closings with redesigned floor plans in 2025, which generate stronger margins. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the six months ended June 30, 2025 was $34.2 million, a decrease of $2.5 million, or 6.8%, from $36.7 million for the six months ended June 30, 2024. The decrease in selling, general and administrative expense was primarily attributable to a $2.3 million decrease in commission expense due to less broker incentives and fewer closings and a $1.1 million reduction in severance expense related to the June 2024 RIF, partially offset by a decrease in the change in fair value of contingent consideration related to the acquisition of Rosewood Communities, Inc. in 2023 of $0.9 million.
Other Expense, Net: Total other expense, net for the six months ended June 30, 2025 was $5.1 million, a decrease of $0.4 million, or 7.3%, from $5.5 million for the six months ended June 30, 2024. The decrease was primarily driven by a $0.9 million reduction in interest expense due to the refinance of the Company’s corporate debt, partially offset by a decrease in investment income.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the six months ended June 30, 2025 was $0.5 million, a decrease of $0.2 million, from $0.7 million for the six months ended June 30, 2024.

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the six months ended June 30, 2025 was a gain of $15.0 million as compared to a gain of $58.4 million for the six months ended June 30, 2024. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Condensed Consolidated Statements of Operations. The overall increase is primarily attributable to changes in the fair value of the earnout shares, which fluctuates each period due to changes in the Company's stock price.
Income Tax Benefit: Income tax benefit for the six months ended June 30, 2025 was $1.6 million as compared to $1.0 million for the six months ended June 30, 2024. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. The Company's estimated annual effective tax rate for the June 30, 2025 is 33.1% as compared to 15.3% as of June 30, 2024.
Income before taxes: The following table provides a summary of the Company’s income (loss) before taxes by reportable segment (in thousands, except percentage change):

	Six Months Ended June 30,		Period over period
	2025	2024	Change ($)	Change (%)
GSH South Carolina	$6,840	$13,366	$(6,526)	(48.8)%
Rosewood	(547)	19	(566)	(2978.9)%
Other[1]	(146)	(1,871)	1,725	(92.2)%
Segment total	$6,147	$11,514	$(5,367)	(46.6)%
Corporate[2]	(11,403)	(18,055)	6,652	(36.8)%
Equity in net earnings from investment in joint venture	497	657	(160)	(24.4)%
Change in fair value of derivative liabilities	15,038	58,435	(43,397)	(74.3)%
Consolidated income before taxes	$10,279	$52,551	$(42,272)	(80.4)%
___________________
1 Other consists of UHG’s homebuilding operations in Raleigh, NC.
2 Corporate items included within consolidated income before taxes includes unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments.
Income before taxes for the six months ended June 30, 2025 decreased $42.3 million, or 80.4%, from the six months ended June 30, 2024. The decrease was primarily due to a decrease in change in fair value of derivative liabilities of $43.4 million and a decrease in gross profit of $1.6 million, partially offset by a decrease in selling, general, and administrative expense of $2.5 million.
GSH South Carolina: The $6.5 million decrease in income before taxes for the six months ended June 30, 2025 compared to the same period in the prior year was primarily due to a decrease in the number of homes closed of 18.2%, which resulted in lower gross profit and higher operating costs as a percentage of revenue coupled with increased interest expense.
Rosewood: The $0.6 million decrease in pre-tax profitability for the six months ended June 30, 2025 compared to the same period in the prior year was primarily due to a decrease in the change in fair value of contingent consideration related to the acquisition of Rosewood Communities, Inc. in 2023 of $0.9 million, partially offset by an increase in home closings of 30.1%.
Other: The $1.7 million decrease in loss before taxes for Raleigh for the six months ended June 30, 2025 compared to the same period in the prior year was primarily due to a decrease in severance expense of $1.1 million and a decrease in selling, general, and administrative expense of $0.5 million due to reductions in salaries and wages and advertising and marketing costs, partially offset by increased commissions as a result of increased closings.
Net New Orders: Net new orders for the six months ended June 30, 2025 was 600 units, a decrease of 107 units, or 15.1%, from 707 units for the six months ended June 30, 2024.
Cancellation Rate: The cancellation rate for the six months ended June 30, 2025 was 12.0%, an increase of 0.9%, from 11.1% for the six months ended June 30, 2024.

Non-GAAP Financial Measures
Adjusted Gross Profit
Adjusted gross profit is a non-GAAP financial measure used by management of the Company as a supplemental measure in evaluating operating performance. The Company defines adjusted gross profit as gross profit excluding the effects of capitalized interest expensed in cost of sales, amortization included in homebuilding cost of sales, abandoned project costs, severance expense in cost of sales, and non-recurring remediation costs. The Company’s management believes this information is meaningful because it separates the impact that capitalized interest and non-recurring costs directly expensed in cost of sales have on gross profit to provide a more specific measurement of the Company’s gross profits. However, because adjusted gross profit information excludes certain balances expensed in cost of sales, which have real economic effects and could impact the Company’s results of operations, the utility of adjusted gross profit information as a measure of the Company’s operating performance may be limited. Other companies may not calculate adjusted gross profit information in the same manner that the Company does. Accordingly, adjusted gross profit information should be considered only as a supplement to gross profit information as a measure of the Company’s performance.
The following table presents a reconciliation of adjusted gross profit to the GAAP financial measure of gross profit for each of the periods indicated (in thousands, except percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net of sales discounts	$105,506	$109,420	$192,507	$210,258
Cost of sales	85,587	89,842	158,460	174,586
Gross profit	$19,919	$19,578	$34,047	$35,672
Interest expense in cost of sales	1,632	1,659	3,133	5,172
Amortization in homebuilding cost of sales(a)	882	913	1,563	1,861
Abandoned project costs	3	320	58	320
Severance expense in cost of sales	—	325	—	325
Non-recurring remediation costs	—	50	—	109
Adjusted gross profit	$22,436	$22,845	$38,801	$43,459
Gross margin(b)	18.9%	17.9%	17.7%	17.0%
Adjusted gross margin(b)	21.3%	20.9%	20.2%	20.7%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments.
(b) Calculated as a percentage of revenue.
EBITDA and Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of the Company. The Company defines EBITDA as net income before (i) capitalized interest expensed in cost of sales, (ii) interest expensed in other (expense) income, net, (iii) depreciation and amortization, and (iv) taxes. The Company defines adjusted EBITDA as EBITDA before stock-based compensation expense, transaction cost expense, amortization included in homebuilding cost of sales, severance expense, abandoned project costs, change in fair value of derivative liabilities, non-recurring remediation costs, and loss on extinguishment of Convertible Notes. Management of the Company believes EBITDA and adjusted EBITDA are useful because they provide a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies.
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (in thousands, except percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(6,341)	$28,640	$11,839	$53,578
Interest expense in cost of sales	1,632	1,659	3,133	5,172
Interest expense in other expense, net	2,383	3,578	4,844	5,720
Depreciation and amortization	515	476	1,007	926
Taxes	(251)	218	(1,496)	(903)
EBITDA	$(2,062)	$34,571	$19,327	$64,493
Stock-based compensation expense	1,411	1,840	3,368	3,350
Transaction cost expense	707	517	707	1,742
Amortization in homebuilding cost of sales(b)	882	913	1,563	1,861
Severance expense	125	1,504	125	1,504
Abandoned project costs	3	320	58	320
Change in fair value of derivative liabilities	6,171	(32,055)	(15,038)	(58,435)
Non-recurring remediation costs	—	50	—	109
Adjusted EBITDA	$7,237	$7,660	$10,110	$14,944
EBITDA margin(a)	(2.0)%	31.6%	10.0%	30.7%
Adjusted EBITDA margin(a)	6.9%	7.0%	5.3%	7.1%
______________________________
(a) Calculated as a percentage of revenue
(b) Represents expense recognized resulting from purchase accounting adjustment
Liquidity and Capital Resources
Overview
UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as borrowings under the revolving credit facility (“Syndicated Line”), as further described below. As of June 30, 2025, UHG had approximately $36.5 million in cash and cash equivalents, an increase of $13.9 million, from $22.6 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, UHG had approximately $58.7 million and $96.4 million, respectively, in unused committed capacity, calculated in accordance with the Syndicated Line.
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
The Company’s strategy is to acquire developed lots through third party and related party land developers and land bank partners pursuant to lot purchase agreements and land banking arrangements. When entering into these contracts, the Company agrees to purchase finished lots at predetermined prices, time frames, and quantities that match expected selling pace in the community. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. As of June 30, 2025, the Company had lot deposits of $44.9 million related to option contracts with an aggregate remaining purchase price of $340.9 million. Refer to Note 2 - Variable interest entities of the Notes to the Condensed Consolidated Financial Statements and “Off-Balance Sheet Arrangements” for additional information.

Capital Resources
Syndicated line of credit
The Syndicated Line provides for an aggregate commitment of up to $220.0 million, subject to borrowing base limitations, of which the Company had outstanding borrowings of $64.2 million as of June 30, 2025. The Syndicated Line also includes a $2.0 million letter of credit sub-facility under the same terms and conditions. The Company had $58.7 million of availability under the Syndicated Line, based on its borrowing base of $124.8 million. The borrowing base up to the aggregate commitment generates availability in accordance with the value of the collateral at a given point. The availability under the Syndicated Line, which impacts total liquidity, is reduced by outstanding letters of credit that are not fully cash collateralized. As of June 30, 2025, the Syndicated Line had a weighted average interest rate of 7.61% and will mature on August 2, 2027 except with respect to two non-extending lenders which represent $73.3 million of the committed amount and will mature August 10, 2026.
The Syndicated Line contains various customary representations, warranties by the Company and covenants that are described in Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements contained in this report. As of June 30, 2025, the Company was in compliance with all covenants set forth in the Syndicated Line.
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
The term loan has an outstanding balance of $67.3 million as of June 30, 2025, and matures on the earlier of December 11, 2030, the maturity date under the Company’s Second Amended and Restated Credit Agreement, or the acceleration of indebtedness under the Syndicated Line. The weighted average interest rate of the loan was 11.59% as of June 30, 2025. Refer to Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements contained in this report for additional information.
The Credit Agreement contains various customary representations, warranties by the Company and covenants that are described in Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements contained in this report. As of June 30, 2025, the Company was in compliance with all covenants set forth in the Credit Agreement.
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. The office leases have a remaining lease term of up to four years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of June 30, 2025, the future minimum lease payments required under these leases totaled $2.9 million, with $1.2 million payable within the next twelve months. Further information regarding Company’s leases is provided in Note 9 - Commitments and contingencies of the Notes to the Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes UHG’s cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash flows provided by (used in) operating activities	$2,780	$(19,143)
Net cash flows used in investing activities	(176)	(12,733)
Net cash flows provided by financing activities	9,937	120
Operating activities
Net cash flows provided by operating activities during the six months ended June 30, 2025 was $2.8 million, as compared to net cash flows used in operating activities of $19.1 million for the six months ended June 30, 2024. The difference in cash flows period over period is an increase of $21.9 million. This change is primarily attributable to an increase in cash provided by accounts payable of $20.2 million, and an increase in cash provided by net income adjusted for non-cash transactions of $2.5 million, partially offset by an increase in cash used in prepaid expenses and other assets of $1.1 million.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2025 was primarily attributable to purchases of property and equipment of $0.3 million. Net cash used in investing activities for the six months ended June 30, 2024 was attributable to cash paid to acquire the homebuilding assets of Creekside Custom Homes of $12.7 million.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $9.9 million compared to $0.1 million for the six months ended June 30, 2024. The difference in cash flows period over period is $9.8 million. During the six months ended June 30, 2025 cash flows provided by financing activities was primarily attributable to proceeds from the Syndicated Line of $41.0 million, partially offset by repayments of the Syndicated Line and land banking arrangements of $31.0 million. During the six months ended June 30, 2024 cash flows provided by financing activities was primarily attributable to proceeds from the Syndicated Line and land banking arrangements, net of debt issuance costs, of $56.5 million, partially offset by a repayment of homebuilding debt of $56.4 million.
Critical Accounting Policies and Estimates
There have been no significant changes to the Company’s critical accounting policies and estimates during the six months ended June 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
UHG’s pipeline as of June 30, 2025 consists of approximately 7,300 lots, which includes lots that UHG may acquire from third party lot option contracts or land bank option contracts, in addition to lots that are owned or controlled by related parties, and which UHG expects to obtain the contractual right to acquire. The risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $44.9 million in lot deposits and $8.5 million of capitalized pre-acquisition costs as of June 30, 2025.
Surety bonds and letters of credit
During the ordinary course of business, the Company enters into surety bonds and letters of credit arrangements with local municipalities, government agencies, and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.
As of June 30, 2025, the Company had outstanding surety bonds and letters of credit totaling $9.2 million and $1.3 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.
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
The interest rate on the borrowings under the syndicated line of credit is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. In addition, the interest rate on the borrowings under the term loan is based upon adjusted simple SOFR plus an applicable margin ranging between 675 basis points and 775 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the syndicated line of credit and the term loan. As of June 30, 2025, UHG had $64.2 million and $67.3 million outstanding under the syndicated line of credit and the term loan, respectively, which carried weighted average interest rates of 7.61% and 11.59%, respectively. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $1.3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
UHG’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The exploration and pursuit of strategic alternatives may not be successful.

On May 19, 2025, UHG announced that the Board of Directors initiated a process to explore strategic alternatives to maximize shareholder value. The Company’s exploration of strategic alternatives, including a sale, merger, or similar transaction, may not result in the identification or consummation of any transaction. In addition, the process of exploring strategic alternatives may be disruptive to UHG’s operations and employee base, and the Company may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond the Company’s control, including, among other factors, market conditions and industry trends. Further, speculation regarding any developments related to the strategic alternatives process could cause UHG’s stock price to fluctuate significantly.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)During the quarter ended June 30, 2025, there were no unregistered sales of the Company’s securities that were not reported in a Current Report on Form 8-K.
(b)None.
(c)None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)None.

Item 6. Exhibits
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*+	Interim CEO Transition Letter, dated May 19, 2025, by and between United Homes Group, Inc. and James M. Pirrello
10.2*+	CEO Promotion Letter, dated May 19, 2025, by and between United Homes Group, Inc. and John G. (Jack) Micenko, Jr.
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________

*	Filed or furnished herewith.
†
Certain of the exhibits and schedules to the Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
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

UNITED HOMES GROUP, INC.
(Registrant)

Dated: August 8, 2025	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)