Form 10-Q
period 2025-09-30
United Homes Group, Inc.
filed 2025-11-07
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, 21,839,762 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$25,649	$22,629
Restricted cash	1,456	2,920
Accounts receivable, net	6,116	4,122
Inventories	174,616	139,270
Real estate inventory not owned	1,267	8,445
Due from related party	192	191
Related party note receivable	469	532
Income tax receivable	4,963	2,079
Lot deposits	41,938	48,153
Investment in joint venture	401	691
Property and equipment, net	1,641	759
Operating right-of-use assets	2,053	2,779
Deferred tax asset, net	15,319	15,248
Prepaid expenses and other assets	7,754	8,283
Goodwill	9,280	9,280
Total assets	$293,114	$265,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$21,912	$17,801
Syndicated line of credit	79,696	50,196
Liabilities from real estate inventory not owned	938	6,584
Due to related parties	80	122
Other accrued expenses and liabilities	16,811	14,545
Operating lease liabilities	2,195	2,958
Derivative liabilities	51,217	39,158
Term loan, net	67,356	67,150
Total liabilities	240,205	198,514

Commitments and contingencies (Note 9)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 21,839,762 and 21,607,007 shares issued and outstanding on September 30, 2025, and December 31, 2024, respectively	2	2
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on September 30, 2025, and December 31, 2024, respectively	4	4
Additional paid-in capital	59,435	53,937
(Accumulated deficit) retained earnings	(6,532)	12,924
Total stockholders' equity	52,909	66,867
Total liabilities and stockholders' equity	$293,114	$265,381
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net of sales discounts	$90,794	$118,644	$283,301	$328,902
Cost of sales	74,746	96,261	233,206	270,847
Gross profit	16,048	22,383	50,095	58,055

Selling, general and administrative expense	17,573	18,690	51,749	55,358
Net (loss) income from operations	(1,525)	3,693	(1,654)	2,697

Other expense, net	(2,182)	(3,710)	(7,309)	(9,255)
Equity in net earnings from investment in joint venture	218	419	715	1,076
Change in fair value of derivative liabilities	(27,208)	(7,785)	(12,170)	50,650
(Loss) income before taxes	(30,697)	(7,383)	(20,418)	45,168
Income tax expense (benefit)	598	(44)	(962)	(1,071)
Net (loss) income	$(31,295)	$(7,339)	$(19,456)	$46,239

(Loss) earnings per share
Basic	$(0.53)	$(0.15)	$(0.33)	$0.96
Diluted	$(0.53)	$(0.15)	$(0.33)	$0.86

Weighted-average number of shares
Basic	58,798,898	48,389,085	58,666,243	48,375,213
Diluted	58,798,898	48,389,085	58,666,243	63,406,166
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Total stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	21,607,007	$2	36,973,876	$4	$53,937	$12,924	$66,867
Taxes related to net share settlement of restricted stock units	—	—	—	—	(16)	—	(16)
Issuance of shares	21,505	—	—	—	—	—	—
Derecognition of derivative liability	—	—	—	—	113	—	113
Stock-based compensation expense	—	—	—	—	1,957	—	1,957
Net income	—	—	—	—	—	18,180	18,180
Balance as of March 31, 2025	21,628,512	$2	36,973,876	$4	$55,991	$31,104	$87,101
Taxes related to net share settlement of restricted stock units	—	—	—	—	(5)	—	(5)
Recognition of derivative liability	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	—	1,411	—	1,411
Net loss	—	—	—	—	—	(6,341)	(6,341)
Balance as of June 30, 2025	21,628,512	$2	36,973,876	$4	$57,393	$24,763	$82,162
Taxes related to net share settlement of restricted stock units	—	—	—	—	(25)	—	(25)
Exercise of employee stock options	44,256	—	—	—	129	—	129
Issuance of shares	165,594	—	—	—	423	—	423
Derecognition of derivative liability	1,400	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	1,513	—	1,513
Net loss	—	—	—	—	—	(31,295)	(31,295)
Balance as of September 30, 2025	21,839,762	$2	36,973,876	$4	$59,435	$(6,532)	$52,909

	Common stock				Additional paid-in capital	(Accumulated deficit) retained earnings	Total stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	11,382,282	$1	36,973,876	$4	$2,794	$(33,982)	$(31,183)
Exercise of employee stock options	1,307	—	—	—	7	—	7
Issuance of shares	14,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,510	—	1,510
Net income	—	—	—	—	—	24,938	24,938
Balance as of March 31, 2024	11,397,589	$1	36,973,876	$4	$4,311	$(9,044)	$(4,728)
Taxes related to net share settlement of performance stock units	—	—	—	—	(19)	—	(19)
Exercise of employee stock options	2,614	—	—	—	7	—	7
Issuance of shares	5,567	—	—	—	—	—	—
Derecognition of derivative liability	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	1,840	—	1,840
Net income	—	—	—	—	—	28,640	28,640
Balance as of June 30, 2024	11,405,770	$1	36,973,876	$4	$6,144	$19,596	$25,745
Taxes related to net share settlement of restricted stock units	—	—	—	—	(28)	—	(28)
Exercise of employee stock options	18,486	—	—	—	52	—	52
Issuance of shares	9,794	—	—	—	—	—	—
Derecognition of derivative liability	—	—	—	—	3	—	3
Recognition of derivative liability	—	—	—	—	(212)	—	(212)
Stock-based compensation expense	—	—	—	—	1,568	—	1,568
Net loss	—	—	—	—	—	(7,339)	(7,339)
Balance as of September 30, 2024	11,434,050	$1	36,973,876	$4	$7,527	$12,257	$19,789
The accompanying unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(19,456)	$46,239
Adjustments to reconcile net income to net cash flows from operating activities:
Credit loss	110	46
Investment earnings in joint venture	(715)	(1,076)
Depreciation expense	292	150
Loss on disposal of property and equipment	43	20
Loss on extinguishment of debt	—	104
Gain on lease modification	—	(197)
Amortization of intangible assets	305	289
Amortization of deferred financing costs	1,132	1,062
Amortization of discount on Convertible Notes	—	1,542
Amortization of discount on private investor debt	—	60
Amortization of discount on term loan	251	—
Stock-based compensation expense	5,304	4,918
Amortization of operating lease right-of-use assets	913	1,009
Provision for deferred income taxes	(71)	(3,154)
Change in fair value of contingent earnout liability	1,129	(50,864)
Change in fair value of warrant liabilities	11,041	345
Change in fair value of equity incentive plan	—	(131)
Change in fair value of contingent consideration	2	(828)
Distribution from joint venture	1,000	—
Net change in operating assets and liabilities:
Accounts receivable	(2,036)	(1,298)
Due from related party	(1)	88
Inventories	(28,168)	17,816
Lot deposits	6,215	(9,677)
Prepaid expenses and other assets	(706)	(239)
Accounts payable	4,111	(18,132)
Operating lease liabilities	(950)	(774)
Income tax receivable	(2,947)	(3,550)
Due to related parties	(42)	167
Other accrued expenses and liabilities	2,264	4,105
Net cash flows used in operating activities	(20,980)	(11,960)
Cash flows from investing activities:
Purchases of property and equipment	(1,268)	(32)
Proceeds from the sale of property and equipment	51	—
Proceeds from related party note receivable	63	59
Payments on business acquisition	—	(12,743)
Net cash flows used in investing activities	(1,154)	(12,716)
Cash flows from financing activities:
Proceeds from syndicated line of credit	71,000	57,000

Repayments of syndicated line of credit	(41,500)	(65,957)
Proceeds from sale of real estate inventory not owned	—	18,050
Repayments of liabilities from real estate inventory not owned	(5,725)	(9,276)
Repayments on private investor loans	—	(4,012)
Payment of deferred financing costs	(168)	(2,045)
Taxes related to net share settlement of restricted stock units	(46)	—
Proceeds from exercise of employee stock options	129	62
Net cash flows provided by (used in) financing activities	23,690	(6,178)

Net change in cash, cash equivalents, and restricted cash	1,556	(30,854)
Cash, cash equivalents, and restricted cash, beginning of year	25,549	56,672
Cash, cash equivalents, and restricted cash, end of year	$27,105	$25,818

Supplemental cash flow information:
Cash paid for interest	$11,444	$16,174
Cash paid for income taxes	$2,055	$5,633

Supplemental disclosures of non-cash activities:
Derecognition of derivative liability related to equity incentive plan	115	8
Modification of existing lease	77	2,212
Termination of existing lease	67	95
Recognition of derivative liability related to equity incentive plan	4	211
Noncash exercise of employee stock options	—	3
Taxes related to net share settlement of performance stock units	—	19
Taxes related to net share settlement of restricted stock units	—	28
Total non-cash activities	$263	$2,576

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
Basis of presentation
Unaudited interim condensed consolidated financial statements - The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information, notes, and disclosures normally included in the annual financial statements prepared under GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for the fair presentation of the Company’s results for the interim periods presented. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the note disclosures from the annual financial statements. The amounts presented in millions within the Notes to the Condensed Consolidated Financial Statements are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount presented in millions due to rounding. Other than policies noted below in these Notes, there have been no significant changes to the significant accounting policies disclosed since the Company’s previous annual financial statements. The results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of results to be expected for the year ended December 31, 2025, any other interim periods, or any future year or period.
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

Revenue recognition - The Company recognizes revenue in accordance with ASC 606. For the three months ended September 30, 2025 and 2024, revenue recognized at a point in time from speculative home closings totaled $90.6 million and $118.1 million, respectively, and revenue recognized over time from construction activities on land owned by customers totaled $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2025 and 2024, revenue recognized at a point in time from speculative homes totaled $282.6 million and $327.1 million, respectively, and for the nine months ended September 30, 2025 and 2024, revenue recognized over time from land owned by customers totaled $0.7 million and $1.8 million, respectively.
Advertising – The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025 and 2024, the Company incurred $0.9 million and $0.7 million, respectively, in advertising and marketing costs. For both the nine months ended September 30, 2025 and 2024, the Company incurred $2.3 million in advertising and marketing costs.
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
As of September 30, 2025, the Company had lot deposits of $41.9 million related to option contracts with an aggregate remaining purchase price of $320.5 million. As of December 31, 2024 the Company had lot deposits of $48.2 million related to option contracts with an aggregate remaining purchase price of $352.2 million. The Company had no forfeited option contract deposits during the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company incurred less than $0.1 million and $0.3 million, respectively, in forfeited option contract deposits.

In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, the Company is required to continue recognizing the finished lots sold on its Condensed Consolidated Balance Sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its Condensed Consolidated Balance Sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development. The maximum exposure to loss with respect to the sale and subsequent repurchase of lots to the land banker is limited to the value of the real estate inventory not owned that was not financed by the land banker, which was $0.3 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively.
The Company has a shared services agreement with a related party that operates in the land development business in which the Company receives property maintenance services, due diligence and negotiation assistance with purchasing third party finished lots and previously provided accounting, IT, HR, and other administrative support services. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Management determined the related party is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s most significant activities. Accordingly, the Company does not consolidate the VIE. As of September 30, 2025 and December 31, 2024, the Company recognized a net receivable of $0.2 million and $0.2 million, respectively, related to the shared services agreement included within Due from related party on the Condensed Consolidated Balance Sheets.
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
The following tables summarize revenues, gross profit, income or loss before taxes and total assets by segment, with reconciliations to the amounts reported for the consolidated company, where applicable (in thousands):

	Three Months Ended September 30, 2025
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$79,472	$8,448	$2,874	$—	$90,794
Cost of sales	64,737	7,251	2,561	197	74,746
Segment gross profit (loss)	14,735	1,197	313	(197)	16,048
Selling, general and administrative expense	11,006	770	450	5,347	17,573
Other expense (income), net (2)	2,006	204	54	(82)	2,182
Total segment income (loss) before taxes	$1,723	$223	$(191)	$(5,462)	$(3,707)
Reconciling items:
Reconciling items from equity method investments					218
Change in fair value of derivative liabilities					(27,208)
Consolidated loss before taxes					$(30,697)

	Three Months Ended September 30, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$108,950	$5,701	$3,993	$—	$118,644
Cost of sales	86,682	5,218	3,735	626	96,261
Segment gross profit (loss)	22,268	483	258	(626)	22,383
Selling, general and administrative expense	12,162	676	645	5,207	18,690
Other expense, net (2)	1,102	282	144	2,182	3,710
Total segment income (loss) before taxes	$9,004	$(475)	$(531)	$(8,015)	$(17)
Reconciling items:
Reconciling items from equity method investments					419
Change in fair value of derivative liabilities					(7,785)
Consolidated loss before taxes					$(7,383)

	Nine Months Ended September 30, 2025
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$242,429	$26,907	$13,965	$—	$283,301
Cost of sales	195,272	23,855	12,506	1,573	233,206
Segment gross profit (loss)	47,157	3,052	1,459	(1,573)	50,095
Selling, general and administrative expense	32,208	2,474	1,514	15,553	51,749
Other expense (income), net (2)	6,386	902	282	(261)	7,309
Total segment income (loss) before taxes	$8,563	$(324)	$(337)	$(16,865)	$(8,963)
Reconciling items:
Reconciling items from equity method investments					715
Change in fair value of derivative liabilities					(12,170)
Consolidated loss before taxes					$(20,418)

	Nine Months Ended September 30, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Segment revenue, net (1)	$296,915	$19,890	$12,097	$—	$328,902
Cost of sales	237,381	18,604	11,005	3,857	270,847
Segment gross profit (loss)	59,534	1,286	1,092	(3,857)	58,055
Severance expense	92	—	1,088	—	1,180
Selling, general and administrative expense	34,920	1,118	2,198	15,942	54,178
Other expense, net (2)	2,152	624	208	6,271	9,255
Total segment income (loss) before taxes	$22,370	$(456)	$(2,402)	$(26,070)	$(6,558)
Reconciling items:
Reconciling items from equity method investments					1,076
Change in fair value of derivative liabilities					50,650
Consolidated income before taxes					$45,168

	As of September 30, 2025
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Goodwill	$3,573	$5,207	$500	$—	$9,280
Investment in joint venture	—	—	—	401	401
Other assets	205,088	23,950	11,794	42,601	283,433
Total segment assets	$208,661	$29,157	$12,294	$43,002	$293,114

	As of December 31, 2024
	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Goodwill	$3,573	$5,207	$500	$—	$9,280
Investment in joint venture	—	—	—	691	691
Other assets	163,997	27,913	21,379	42,121	255,410
Total segment assets	$167,570	$33,120	$21,879	$42,812	$265,381

	Three Months Ended September 30, 2025
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$218	$218
Depreciation and amortization	566	68	4	5	643
Interest expense(4)	2,754	317	98	196	3,365

	Three Months Ended September 30, 2024
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$419	$419
Depreciation and amortization	448	67	3	5	523
Interest expense(4)	1,735	329	208	2,903	5,175

	Nine Months Ended September 30, 2025
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$715	$715
Depreciation and amortization	1,434	191	10	15	1,650
Interest expense(4)	8,249	1,055	467	1,571	11,342

	Nine Months Ended September 30, 2024
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate (3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$1,076	$1,076
Depreciation and amortization	1,225	200	9	15	1,449
Interest expense(4)	4,461	633	400	10,573	16,067
____________
(1)Segment revenues include revenue recognized at a point in time from speculative home closings and revenue recognized over time from construction activities on land owned by customers, in accordance with the Company's revenue recognition policy.
(2)Other expense (income), net includes, among other items, interest expense not attributable to homebuilding activities, investment income, and amortization expense.
(3)Corporate items included within consolidated income before taxes include unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments. Similarly, corporate items included within consolidated assets include corporate cash and cash equivalents, deferred tax assets attributable to the corporate entity, operating lease right-of-use assets, and other corporate level items.
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
The derivative public warrant liability is classified within Level 1 of the fair value hierarchy because the Company values these instruments based on recent trades of securities in active markets. The estimated fair value of the contingent earnout liability, derivative private placement warrants liability, derivative stock option liability, and contingent consideration are determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 11 - Stock-based compensation, Note 12 - Earnout shares, and Note 13 - Warrant liability.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$29,342	$29,342
Derivative private placement warrant liability	—	—	5,755	5,755
Derivative public warrant liability	15,956	—	—	15,956
Derivative stock option liability	—	—	164	164
Total derivative liability	15,956	—	35,261	51,217
Contingent consideration	—	—	837	837
Total fair value	$15,956	$—	$36,098	$52,054

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$28,213	$28,213
Derivative private placement warrant liability	—	—	2,907	2,907
Derivative public warrant liability	7,763	—	—	7,763
Derivative stock option liability	—	—	275	275
Total derivative liability	7,763	—	31,395	39,158
Contingent consideration	—	—	1,225	1,225
Total fair value	$7,763	$—	$32,620	$40,383
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the nine month period ended September 30, 2025 and the year ended December 31, 2024.

The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Contingent consideration
Liability at January 1, 2025	$28,213	$2,907	$275	$1,225
Settlements	—	—	—	(390)
Derecognition of derivative liability	—	—	(113)	—
Change in fair value	(17,976)	(860)	(90)	14
Liability at March 31, 2025	$10,237	$2,047	$72	$849
Recognition of derivative liability	—	—	4	—
Change in fair value	4,058	593	14	32
Liability at June 30, 2025	$14,295	$2,640	$90	$881
Exercise of liability awards	—	—	(2)	—
Change in fair value	15,047	3,115	76	(44)
Liability at September 30, 2025	$29,342	$5,755	$164	$837
Note 5 - Inventories
The following table and descriptions summarize the Company’s inventory (in thousands):

	September 30, 2025	December 31, 2024
Pre-acquisition land costs	$9,412	$4,737
Developed lots	29,688	15,491
Homes under construction	57,934	43,982
Finished homes	77,582	75,060
Total inventories	$174,616	$139,270
The Company capitalizes into inventories interest costs incurred on homes under construction during the construction period until they are substantially complete. A summary of capitalized interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capitalized interest at beginning of the period:	$2,003	$2,776	$3,149	$3,026
Interest incurred	3,632	5,677	10,463	16,319
Interest expensed:
Included in cost of sales	(1,159)	(1,525)	(4,292)	(6,697)
Directly to interest expense	(2,206)	(3,650)	(7,050)	(9,370)
Capitalized interest at end of the period:	$2,270	$3,278	$2,270	$3,278

Note 6 - Debt
The following table and descriptions summarize the amounts outstanding under the Company’s syndicated line of credit and term loan (dollars presented in thousands):

	September 30, 2025
	Weighted average interest rate	Outstanding Balance
Syndicated line of credit
Wells Fargo Bank	7.58%	$21,584
Regions Bank	7.58%	18,264
Flagstar Bank	7.58%	16,603
United Bank	7.58%	13,283
Third Coast Bank	7.58%	9,962
Total Syndicated line of credit		$79,696

Term loan, net	11.59%	$67,356

	December 31, 2024
	Weighted average interest rate	Outstanding Balance
Syndicated line of credit
Wells Fargo Bank	8.41%	$13,595
Regions Bank	8.41%	11,503
Flagstar Bank	8.41%	10,458
United Bank	8.41%	8,366
Third Coast Bank	8.41%	6,274
Total Syndicated line of credit		$50,196

Term loan, net	11.70%	$67,150
Syndicated line of credit
On January 26, 2024, the Company entered into the Second Amendment to its existing credit facility (as amended, the "Syndicated Line"). As a result of this amendment the Company established a process for the joinder of additional subsidiary borrowers of the Company, and Rosewood was joined, jointly and severally with the Company and GSH, as a borrower to the Syndicated line of credit with Wells Fargo Bank, National Association (“Wells Fargo”). On August 2, 2024 (the “Third Amendment Effective Date”), the Company entered into the Third Amendment to the Syndicated Line (“Third Amendment”) which extended the maturity date to August 2, 2027 except with respect to two non-extending lenders (representing $73.3 million of the committed amount), reduced the borrowing capacity to $220.0 million, and amended three financial covenants. On September 29, 2025 (the “Fourth Amendment Effective Date”), the Company entered into the Fourth Amendment to the Syndicated Line (“Fourth Amendment”) which amended certain financial covenants for the period beginning on the Fourth Amendment Effective Date and continuing until the Specified Covenant Termination Date, defined as January 1, 2026, provided that if the debt service coverage ratio is greater than or equal to 2.00 to 1.00 as of the last day of any fiscal quarter from the Fourth Amendment Effective Date through and including December 31, 2025, then the Specified Covenant Termination Date is one day prior to the last day of such fiscal quarter. No other significant terms of the arrangements were changed as a result of these amendments. The financial covenants referenced below are reflective of these amendments.
The advances from the Syndicated Line are used to build homes and are repaid incrementally upon individual home sales. The Syndicated Line is collateralized by the homes under construction and developed lots. The Syndicated Line is fully secured, and the availability of funds is based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, the Syndicated Line is considered short-term as of September 30, 2025 and December 31, 2024.

The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.
The remaining availability to be drawn down, calculated in accordance with the Syndicated Line, was $57.5 million as of September 30, 2025 and $96.4 million as of December 31, 2024. The Syndicated Line also includes a $2.0 million letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.
The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $71.0 million or, for the period beginning on the Fourth Amendment Effective Date through the Specified Covenant Termination Date, $76 million, plus (ii) 25% of positive actual consolidated earnings earned beginning with the quarter ended September 30, 2025, plus (iii) 100% of new equity contributed to the Company, plus (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests, and plus (v) 100% of the amount of any repurchase of equity interests in the Company; (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, except for up to two quarterly measurement periods in which the ratio shall not exceed 2.50 to 1.00 during the period beginning on the Third Amendment Effective Date and ending on December 31, 2025; (c) a minimum debt service coverage ratio of no less than 1.35 to 1.00 for the fiscal quarter ending September 30, 2025 and 1.50 to 1.00 for the fiscal quarter ending December 31, 2025, and a minimum of 2.00 to 1.00 thereafter, beginning with the quarter in which the Company reports a ratio of at least 2.00, but in no event later than the Specified Covenant Termination Date; (d) a minimum liquidity amount beginning on the Fourth Amendment Effective Date through the Specified Covenant Termination Date of not less than $45.0 million and unrestricted cash of not less than $17.5 million, or $37.5 million and unrestricted cash of not less than $15.0 million, beginning with the quarter in which the Company reports a ratio of at least 2.00, but in no event later than the Specified Covenant Termination Date. The Company was in compliance with all debt covenants as of September 30, 2025 and December 31, 2024.
The Company recognized $0.4 million and $0.4 million of amortized deferred financing costs within Other expense, net for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $1.1 million and $1.0 million, respectively. The Company capitalized an additional $0.1 million of deferred financing costs in connection with the Fourth Amendment, which are being amortized over the remaining term of the Syndicated Line. Outstanding deferred financing costs related to the Company’s Syndicated line of credit were $2.5 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively, and are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets as the Syndicated Line is a revolving arrangement.
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
The Credit Agreement provides for a term loan of $70.0 million maturing on the earlier of (a) (i) December 11, 2030, or (ii) the maturity date as defined in the Company’s Second Amended and Restated Credit Agreement, dated as of August 10, 2023, as amended and (iii) the date on which the indebtedness pursuant to the Syndicated Line is accelerated in accordance with the terms of the Syndicated Line with Wells Fargo. As of December 31, 2024, the effective maturity date based on these provisions is August 2, 2027. At the election of the Company, the term loan will either be (i) a SOFR Loan or (ii) an Alternate Base Rate (“ABR”) Loan. Each SOFR Loan will bear interest for each day during each interest period at a rate per annum equal to (a) Adjusted Term SOFR (as defined by the Credit Agreement), plus (b) the applicable margin (ranging from 675 basis points to 775 basis points) based on the Company’s leverage ratio as determined in accordance with the pricing grid set forth in the Credit Agreement. The Company may elect from time to time to convert SOFR Loans to ABR Loans; provided that such conversion be made on the last day of an interest period with respect thereto. Additionally, the Company may elect from time to time to convert ABR Loans to SOFR Loans; provided that no such conversion can take place when any Event of Default (as defined by the Credit Agreement) has occurred and is continuing. As of September 30, 2025, the term loan under the Credit Agreement is classified as a SOFR Loan. The effective interest rate of the Credit Agreement is 12.40%.
On September 29, 2025 (the “KL First Amendment Effective Date”), the Company entered into the First Amendment to Credit Agreement (the “KL First Amendment”), amending the Credit Agreement. The KL First Amendment modified certain financial covenants and clarified language related to the Applicable Premium and Make-

Whole Premium that may be payable in certain instances outlined in the Credit Agreement. Except for these updates, no material changes were made to the Credit Agreement.
The Credit Agreement contains certain financial covenants, including (a) that the Company must maintain a minimum tangible net worth of at least $70.0 million; (b) a maximum leverage covenant that prohibits the consolidated total leverage ratio of the Company and its subsidiaries from exceeding 2.50 to 1.00 for any fiscal quarter (as determined on the last day of each fiscal quarter); provided that the Company may exceed such ratio in two instances from December 11, 2024 until December 31, 2025 so long as the consolidated total leverage ratio does not exceed 2.63 to 1.00 as of the last day of such fiscal quarter; (c) a minimum debt service coverage ratio of the Company and its subsidiaries (as determined on the last day of each fiscal quarter) of (x) not less than 1.35 to 1.00 through December 31, 2025 and (y) thereafter greater than 1.50 to 1.00, provided that the Company and its subsidiaries may allow such debt service coverage ratio to be less than 1.35 to 1.00 in two instances from December 11, 2024 until December 31, 2025 so long as the debt service coverage ratio is greater than or equal to 1.20 to 1.00 as of the last day of such fiscal quarter; and (d) that the Company maintain minimum liquidity of not less than $20.0 million and unrestricted cash of not less than $10.0 million at all times. The obligations under the Credit Agreement are guaranteed by UHG and secured by a security interest in UHG’s 100% ownership and economic interest of GSH. The Company was in compliance with all debt covenants as of September 30, 2025 and December 31, 2024.
The term loan was issued at an original issuance discount of $2.1 million, and the Company incurred debt issuance costs of $0.8 million that were allocated to the term loan, resulting in net cash proceeds of $67.1 million.
Note 7 - Related party transactions
Lot deposits
The Company enters into option contracts with related parties to acquire lots for the construction of homes. Out of the lot deposits outstanding as of September 30, 2025 and December 31, 2024, $5.0 million and $6.8 million, respectively, are with related parties.
Leases
The Company has three separate operating lease agreements with a related party, including a lease of an office space used for its corporate headquarters. In addition, the Company leases certain model homes from related parties. During the second quarter of 2024, the Company modified the lease of its corporate headquarters to reduce the leased space for the premises, which was accounted for as a lease modification and partial termination. The Company recorded a gain of $0.2 million as a result of the modification. The terms of the related party leases, including rent expense and future minimum payments, are described in Note 9 - Commitments and contingencies.
Services agreement
The Company previously shared office spaces with a related party and certain employees of the Company provided services to the same related party. As such, the Company allocated certain shared costs to the related party in line with a predetermined methodology based on headcount. The Company allocated no overhead costs to the related party during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company allocated overhead costs to the related party in the amounts of $0.2 million and $0.4 million, respectively. The balance outstanding as of September 30, 2025 and December 31, 2024 was a receivable of $0.2 million and $0.2 million, respectively, and is presented within Due from related party on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, the Company was charged zero and $0.1 million, respectively, for property maintenance, consulting, and land development management services. For the three and nine months ended September 30, 2024, the Company was charged $0.3 million and $0.6 million, respectively, by the same related party. The balance outstanding as of September 30, 2025 and December 31, 2024 was de minimis and is presented within Due to related parties on the Condensed Consolidated Balance Sheets.
General contracting
The Company may occasionally be engaged as a general contractor by several related parties. There was no related party general contracting activity during the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, Revenue of $0.1 million and $0.6 million, respectively, and Cost of sales of $0.1 million and $0.5 million, respectively, were recognized in the Condensed Consolidated Statements of Operations.

Other
On July 1, 2025, the Company issued 156,215 shares of Class A common stock to a related party and former executive officer in accordance with his separation agreement with the Company. For both the three and nine months ended September 30, 2025, expenses of $0.4 million were recognized in the Condensed Consolidated Statements of Operations.
The Company utilizes a related party vendor to perform certain civil engineering services. For the three and nine months ended September 30, 2025, the Company capitalized $0.1 million and $0.2 million, respectively, to Inventories on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, the Company capitalized $0.1 million and $0.1 million, respectively. The remaining balance outstanding as of September 30, 2025 and December 31, 2024 was zero and a payable of $0.1 million, respectively, and is presented within Due to related party, net on the Condensed Consolidated Balance Sheets.
The Company utilizes a related party vendor to perform certain site contracting services. For the three and nine months ended September 30, 2025, the Company capitalized $0.1 million and $0.1 million, respectively, to Inventories on the Condensed Consolidated Balance Sheets. The remaining balance outstanding as of September 30, 2025 and December 31, 2024 was a payable of $0.1 million and zero, respectively, and is presented within Due to related party on the Condensed Consolidated Balance Sheets.
The Company utilized a related party vendor for certain aviation services. For the three and nine months ended September 30, 2025 and 2024, expenses recognized in the Condensed Consolidated Statements of Operations were de minimis.
During the three and nine months ended September 30, 2024, the Company recognized Revenue of $0.6 million within the Condensed Consolidated Statement of Operations related to speculative homes purchased by related parties.
During the three and nine months ended September 30, 2024, the Company paid certain land closing costs on behalf of a related party to transfer the land to one of the Company’s land banking partners. As of September 30, 2024 the Company capitalized $0.2 million of closing costs within Inventories on the Condensed Consolidated Balance Sheets related to this transaction.
During the three and nine months ended September 30, 2024, the Company utilized a related party vendor to perform certain consulting services. For the three and nine months ended September 30, 2024, expenses of less than $0.1 million and $0.1 million, respectively, were recognized in the Condensed Consolidated Statement of Operations.

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
The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty reserves at beginning of the period	$2,073	$1,426	$1,866	$1,302
Reserves provided	238	311	738	869
Payments for warranty costs	(352)	(173)	(645)	(607)
Warranty reserves at end of the period	$1,959	$1,564	$1,959	$1,564
Note 9 - Commitments and contingencies
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. In addition, the Company leases certain model homes from related parties and third parties. The leases have a remaining lease terms of up to four years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the right-of-use asset (“ROU asset”) and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $0.3 million and $0.2 million within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024, respectively, which includes operating lease expense of $0.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, associated with related party leases. For the nine months ended September 30, 2025 and 2024, the Company recognized an operating lease expense of $0.9 million and $1.0 million, which includes operating lease expense of $0.6 million and $0.9 million associated with related party leases.
Variable lease expense included within operating lease expense was de minimis for the three and nine months ended September 30, 2025 and 2024. The weighted-average discount rate for the operating leases was 9.28% and 9.41% during the nine months ended September 30, 2025 and 2024, respectively. The weighted-average remaining lease term was 2.63 years and 3.74 years for the nine months ended September 30, 2025 and 2024, respectively.
The maturity of the contractual, undiscounted operating lease liabilities as of September 30, 2025 are as follows (in thousands):

Lease payment
2025	$307
2026	949
2027	696
2028	522
Total undiscounted operating lease liabilities	$2,474
Interest on operating lease liabilities	(279)
Total present value of operating lease liabilities	$2,195
The Company has certain leases which have initial lease terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases are not included in the recognized operating ROU assets and operating lease liabilities. Rent expense related to the short-term leases within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and September 30, 2024 was de minimis. For the nine months ended September 30, 2025 and 2024, rent expense related to the short-term leases was $0.2 million and $0.1 million, respectively. Short term lease expense associated with related party leases was de minimis for the three months ended September 30, 2025 and 2024, and $0.1 million for both the nine months ended September 30, 2025 and 2024.
Surety bonds and letters of credit
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post surety bonds or letters of credit related to development projects. As of September 30, 2025, the Company had outstanding surety bonds and letters of credit totaling $9.2 million and $1.3 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.
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
Rosewood proceedings
Rosewood was named as a co-defendant in a lawsuit alleging negligence/recklessness and breach of certain implied warranties arising out of Rosewood’s construction of homes in a subdivision prior to the Company’s acquisition of Rosewood. As of September 30, 2025, the Company and the plaintiffs reached a settlement that has been paid in full, and the case has been dismissed with prejudice. As a result, the Company recognized a loss of $0.2 million within Other expense, net on the Condensed Consolidated Statements of Operations.
Note 10 - Convertible Notes payable
The Company had previously issued Convertible Notes with an original principal amount of $80.0 million. On December 11, 2024 (“Redemption Date”), the Company redeemed the Convertible Notes and paid to the Convertible Note

Investors (a) an aggregate of $70.0 million, plus accrued and unpaid interest through the Redemption Date, and (b) an aggregate of 10,168,850 shares of Class A common stock with a fair value of $4.41 per share. The Company financed the transaction, in part, by entering into the Credit Agreement with Kennedy Lewis. See Note 6 - Debt for further details. The Company accounted for the redemption as an extinguishment of debt in accordance with ASC 405. As a result, on December 11, 2024 the Company recognized a loss on extinguishment of $45.6 million based on the difference between the total reacquisition price of the extinguished debt, including the make-whole amount of $37.1 million, and the net carrying amount of the Convertible Notes on the Redemption Date. There is no remaining debt balance associated with the Convertible Notes as of September 30, 2025 and December 31, 2024.
Interest expense previously capitalized and included within Cost of sales on the Condensed Consolidated Statements of Operations was $0.2 million and $1.6 million for the Convertible Notes for the three and nine months ended September 30, 2025, respectively.
Interest expense included within Other expense, net on the Condensed Consolidated Statements of Operations was $2.3 million and $6.7 million for the Convertible Notes for the three and nine months ended September 30, 2024, respectively. Interest expense included within Cost of sales on the Condensed Consolidated Statements of Operations was $0.7 million and $3.9 million for the Convertible Notes for the three and nine months ended September 30, 2024, respectively.
Note 11 - Stock-based compensation
Stock options
The following table summarizes the activity relating to the Company’s stock options:

	Stock options	Weighted-average per share exercise price
Outstanding, December 31, 2024	5,031,303	$8.92
Granted	1,553,666	4.37
Exercised	(44,256)	2.81
Forfeited	(905,821)	8.24
Outstanding, September 30, 2025	5,634,892	$7.83
Options exercisable at September 30, 2025	1,936,902	$8.83
Stock-based compensation expense, net of forfeitures, included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for stock options for the three months ended September 30, 2025 and 2024 was $1.3 million and $1.4 million, respectively, and $4.1 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized stock compensation expense related to unvested stock option arrangements was $10.5 million which is expected to be recognized over a weighted-average period of 2.19 years.
Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815, as a derivative liability and marked to market at each reporting period end. As of September 30, 2025, and December 31, 2024, the derivative liability of stock options amounts to $0.2 million and $0.3 million, respectively, and is included within Derivative liability on the Condensed Consolidated Balance Sheets.
Restricted stock units (“RSUs”)
The following table summarizes the activity relating to the Company’s RSUs:

	Shares	Weighted-average grant date fair value per unit
Outstanding, December 31, 2024	95,000	$6.79
Granted	56,800	4.35
Vested	(40,052)	5.95
Forfeited	(10,150)	5.20
Outstanding, September 30, 2025	101,598	$5.92
Stock-based compensation expense, net of forfeitures, included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $0.1 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized pre-tax compensation expense was $0.5 million related to time-based restricted stock units which is expected to be recognized over a weighted-average period of 2.47 years.
Performance-based restricted stock units (“PSUs”)
The following table summarizes the activity relating to the Company’s PSUs:

	Shares	Weighted-average grant date fair value per unit
Outstanding, December 31, 2024	443,500	$3.45
Granted	389,750	1.95
Vested	—	—
Forfeited	(116,250)	2.87
Outstanding, September 30, 2025	717,000	$2.73
Stock compensation expense for the PSUs is recorded based on the estimated fair value of the equity-based award on the grant date using the Monte Carlo simulation method. Stock-based compensation expense, net of forfeitures, included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for PSUs was $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million for both the nine months ended September 30, 2025 and 2024. As of September 30, 2025, total unrecognized pre-tax compensation expense was $0.8 million related to the PSUs which is expected to be recognized over a weighted-average period of 1.30 years.
Stock warrants
The Company previously granted an option to non-employee directors to purchase 1,867,368 stock warrants for $0.2 million. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant, and can be exercised for 10 years starting from July 1, 2022. As of September 30, 2025, there are 746,947 stock warrants outstanding. There were no additional stock warrants granted, and no compensation expense recorded, during the three and nine months ended September 30, 2025 and 2024.
Note 12 - Earnout shares
As of September 30, 2025, the fair value of the earnout shares was $1.63 per share issuable upon Triggering Event I, $1.31 per share issuable upon Triggering Event II and $1.05 per share issuable upon Triggering Event III.
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

The estimated fair value of the earnout shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the earnout period. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

	September 30, 2025	December 31, 2024
Current stock price	$4.13	$4.23
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	2.50	3.25
Earnout period (in years)	2.50	3.25
Risk-free interest rate	3.60%	4.30%
Expected volatility	65%	52%
Expected dividend yield	—%	—%
For the three and nine months ended September 30, 2025, the change in fair value of the earnout shares resulted in a loss of $15.0 million and $1.1 million, respectively, primarily resulting from changes in the company's stock price. For the three and nine months ended September 30, 2024, the change in fair value of the earnout shares resulted in a loss of $3.1 million and a gain of $50.9 million, respectively, primarily resulting from changes in the company's stock price.
As none of the earnout triggering events have occurred as of September 30, 2025, no shares have been distributed.
Note 13 - Warrant liability
The private placement warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the private placement warrant liability for the three and nine months ended September 30, 2025, resulted in a loss of $3.1 million and $2.8 million, respectively. For the three and nine months ended September 30, 2024, the change in fair value resulted in a loss of $1.2 million and $0.1 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statements of Operations.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

	September 30, 2025	December 31, 2024
Current stock price	$4.13	$4.23
Exercise price	$11.50	$11.50
Expected life (in years)	2.50	3.25
Risk-free interest rate	3.60%	4.30%
Expected volatility	65%	52%
Expected dividend yield	—	—
The public warrant liability is recognized in accordance with ASC 815 as a derivative liability and marked to market at each reporting period end. The change in fair value of the public warrant liability for the three and nine months ended September 30, 2025 resulted in a loss of $9.0 million and $8.2 million, respectively. For the three and nine months ended September 30, 2024 the change in fair value of the public warrant liability resulted in a loss of $3.4 million and $0.3 million, respectively. These changes are included in Change in fair value of derivative liabilities on the Condensed Consolidated Statements of Operations.
Note 14 - Income taxes
The Company recognized an income tax expense of $0.6 million and income tax benefit of $1.0 million, respectively, for the three and nine months ended September 30, 2025, as compared to an income tax benefit of less than $0.1 million and $1.1 million, respectively, for the three and nine months ended September 30, 2024. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. Excluding discrete items related to fair value adjustments on derivative liabilities, the Company's estimated effective tax rate as of September 30, 2025 is 11.7% as compared to 17.0% as of September 30, 2024. This differs from the federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible stock compensation expense for executives.

Note 15 - Earnings per share
The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted net earnings per share (in thousands, except shares and earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(31,295)	$(7,339)	$(19,456)	$46,239
Basic (loss) income available to common shareholders	$(31,295)	$(7,339)	$(19,456)	$46,239

Effect of dilutive securities:
Add back:
Interest on Convertible Notes payable, net of tax	—	—	—	8,143
Change in fair value of stock options - liability classified, net of tax	—	—	—	(96)
Diluted (loss) income available to common shareholders	$(31,295)	$(7,339)	$(19,456)	$54,286

Weighted-average number of common shares outstanding - basic	58,798,898	48,389,085	58,666,243	48,375,213
Effect of dilutive securities:
Convertible Notes	—	—	—	14,336,917
Stock options - equity classified	—	—	—	365,389
Stock options - liability classified	—	—	—	37,480
Stock warrants	—	—	—	281,307
Restricted stock units	—	—	—	9,860
Weighted-average number of common shares outstanding - diluted	58,798,898	48,389,085	58,666,243	63,406,166

(Loss) earnings per share:
Basic	$(0.53)	$(0.15)	$(0.33)	$0.96
Diluted	$(0.53)	$(0.15)	$(0.33)	$0.86
The following table summarizes potentially dilutive outstanding securities that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock warrants	746,947	237,427	746,947	—
Private placement warrants	2,966,663	2,966,663	2,966,663	2,966,663
Public warrants	8,625,000	8,625,000	8,625,000	8,625,000
Stock options - equity classified	5,380,741	4,864,266	5,771,312	4,419,683
Stock options - liability classified	80,756	109,796	85,062	25,167
Restricted stock units	76,439	55,005	102,584	33,691
Convertible Notes	—	14,336,918	—	—
Total anti-dilutive features	17,876,546	31,195,075	18,297,568	16,070,204
The Company’s 21,886,379 earnout shares and 717,000 PSUs are excluded from the anti-dilutive table above for the three and nine months ended September 30, 2025, as the underlying shares remain contingently issuable as the earnout triggering events and performance-based conditions, respectively, have not been satisfied. The Company excluded 21,886,379 earnout shares and 452,250 PSUs for the three and nine months ended September 30, 2024.
Note 16 - Subsequent events
Management has performed an evaluation of subsequent events after the Balance Sheet date of September 30, 2025 through the date the Condensed Consolidated Financial Statements were issued. During this period, the Company has not identified any subsequent events that require recognition or disclosure, except for the ones noted below.
Resignation of Board Members
On October 19, 2025, director James P. Clements announced his resignation from the Board, effective immediately. In addition, five other directors announced their intention to resign from the Board, effective no later than November 14, 2025, to facilitate an orderly transition by allowing the Company time to identify new directors. Subsequent to these announcements, the Company has identified and is reviewing the independence of three director candidates identified by Michael Nieri, the Company’s Executive Chairman and a continuing director. In light of the Company’s status with respect to appointment of replacement directors, directors Robert Dozier Jr., Jason Enoch, and Alan Levine informed the Company of their willingness to remain on the Board and applicable committees beyond November 14, 2025, to ensure an orderly transition as additional director candidates are identified and recruited in order to maintain compliance with the requirements under Nasdaq Listing Rule 5605. Director Nikki Haley and director James M. Pirrello resigned from the Board effective as of November 7, 2025.
Executive Officer Retention
On November 6, 2025, the Company entered into Retention Agreements (each, a “Retention Agreement”) with John G. (Jack) Micenko, the Company’s Chief Executive Officer and President, Keith Feldman, the Company’s Chief Financial Officer, and Erin Reeves McGinnis, the Company’s General Counsel and Corporate Secretary (each, a “Participant”). Pursuant to the terms of the Retention Agreements, each Participant shall be paid a cash retention amount equal to 100% of their respective 2025 base salaries (the “Retention Payment”). In the event a Participant’s employment with the Company is terminated prior to March 31, 2026, such Participant will be required to repay to the Company a pro rata portion of the after-tax value of the Retention Payment, provided that such termination is by the Company for Cause or by the Participant other than for Good Reason (each term as defined in the respective employment agreements of the Participants).

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
UHG’s pipeline as of September 30, 2025 consists of approximately 7,700 lots, which includes lots that UHG may acquire from third party lot option contracts or land bank option contracts, in addition to lots that are owned or controlled by related parties and which UHG expects to obtain the contractual right to acquire.
Since its founding in 2004, UHG has delivered approximately 16,000 homes and currently builds in 56 active subdivisions at prices that generally range from approximately $200,000 to approximately $600,000. For the three months ended September 30, 2025 and 2024, UHG had 324 and 341 net new orders, and generated approximately $90.8 million and $118.6 million in revenue on 262 and 369 closings, respectively. For the nine months ended September 30, 2025 and 2024, UHG had 924 and 1,048 net new orders, and generated approximately $283.3 million and $328.9 million in revenue on 817 and 1,017 closings, respectively.
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
The Company’s third quarter results reflect the market conditions and affordability concerns that continue to create challenges for the homebuilding industry. These challenges, coupled with delayed new community openings earlier in the year, negatively impacted net new orders for the three and nine months ended September 30, 2025 which decreased by 5.0% and 11.8%, respectively, versus the comparable prior year periods.
In response to the current environment, the Company continues to provide discounts on base home prices, when necessary, and utilize various sales incentives, primarily in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs. Increased discounting during the third quarter 2025 had a negative impact on the Company’s reported gross margin. For the three and nine months ended September 30, 2025, gross margin decreased by 1.2% and remained flat, respectively, compared to the respective prior year periods.
Operationally, the Company remains focused on the execution of several key improvements targeted at accelerating sales and improving gross margins. These operational improvements included refreshing the Company’s portfolio of house plans, expanding customization options for buyers, and a strategic rebidding of supplier contracts to reduce direct construction costs. Despite underperforming in the third quarter, Management believes that the Company’s proactive approach, position within high growth markets, and adaptable land-light business model will enable the Company to effectively navigate these multifaceted macroeconomic conditions. However, the Company cannot provide any assurance that its strategies will continue to be successful in future quarters.
UHG revenues decreased from approximately $118.6 million for the three months ended September 30, 2024 to $90.8 million for the three months ended September 30, 2025. For the three months ended September 30, 2025, UHG generated a net loss of approximately $31.3 million, which included a $27.2 million loss related to the change in fair value of derivative liabilities, gross margin of 17.7%, adjusted gross margin of 19.6%, and adjusted EBITDA margin of 4.2%, representing an increase in net loss of $24.0 million, and percentage decreases of 1.2%, 1.0%, and 3.4%, respectively, from the three months ended September 30, 2024.
UHG revenues decreased from approximately $328.9 million for the nine months ended September 30, 2024 to $283.3 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, UHG generated net loss of approximately $19.5 million, which included a loss from the change in fair value of derivative liabilities of $12.2 million, gross margin of 17.7%, adjusted gross margin of 20.0%, and adjusted EBITDA margin of 4.9%, representing a decrease of $65.7 million, and percentage changes of zero, a decrease of 0.7%, and a decrease of 2.4%, respectively, from the nine months ended September 30, 2024.
Adjusted gross profit, EBITDA, and adjusted EBITDA are not financial measures under generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.
Recent Developments
On October 20, 2025, the Company announced the conclusion of the previously-announced review of strategic alternatives. After evaluating a full range of strategic alternatives, including a potential sale, merger or other transaction, the special committee of independent directors that was constituted for this purpose unanimously determined that, in light of current macroeconomic conditions, continuing to execute on the Company’s strategic plan as an independent, public company is in the best interests of the Company and its stockholders at this time. At the same time, one of the Company’s directors submitted his resignation effective immediately, and five of the Company’s other directors notified the Company of their intent to resign from the Board no later than November 14, 2025. The reasons for such resignations are set forth in greater detail in the Company’s Form 8-K filed on October 20, 2025. Subsequent to the filing of such Form 8-K, the Company has identified and is reviewing the independence of three director candidates identified by Michael Nieri, the Company’s Executive Chairman and a continuing director. In light of the Company’s status with respect to appointment of replacement directors, directors Robert Dozier Jr., Jason Enoch, and Alan Levine informed the Company of their willingness to remain on the Board and applicable committees beyond November 14, 2025, to ensure an orderly transition as director candidates are identified and recruited in order to maintain compliance with the requirements under Nasdaq Listing Rule 5605. Director Nikki Haley and director James M. Pirrello resigned from the Board effective as of November 7, 2025. Following the October 20 announcement, management of the Company has been engaged in discussions with various key counterparties, including its lenders, land banking partners, and insurers, regarding, among other things, the pressing need to identify replacement directors, maintaining compliance with loan covenants, and planning for the ongoing operations of the Company. If the Company is unable to successfully navigate these challenges, including identifying and seating additional directors, management expects continued pressure from these and other key relationships, which could have an adverse effect on the Company’s operations.
In addition, on November 6, 2025, the Company entered into Retention Agreements (each, a “Retention Agreement”) with John G. (Jack) Micenko, the Company’s Chief Executive Officer and President, Keith Feldman, the Company’s Chief Financial Officer, and Erin Reeves McGinnis, the Company’s General Counsel and Corporate Secretary (each, a “Participant”). Pursuant to the terms of the Retention Agreements, each Participant shall be paid a cash retention amount equal to 100% of their respective 2025 base salaries (the “Retention Payment”). In the event a Participant’s employment with the Company is terminated prior to March 31, 2026, such Participant will be required to repay to the Company a pro rata portion of the after-tax value of the Retention Payment, provided that such termination is by the Company for Cause or by the Participant other than for Good Reason (each term as defined in the respective employment agreements of the Participants).

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table presents summary results of operations for the periods indicated (dollar amounts in thousands except average sales price):

	Three Months Ended September 30,
	2025	2024	Change ($)	Change (%)
Statements of Operations
Revenue, net of sales discounts	$90,794	$118,644	$(27,850)	(23.5)%
Cost of sales	74,746	96,261	(21,515)	(22.4)%
Selling, general and administrative expense	17,573	18,690	(1,117)	(6.0)%
Other expense, net	(2,182)	(3,710)	1,528	(41.2)%
Equity in net earnings from investment in joint venture	218	419	(201)	(48.0)%
Change in fair value of derivative liabilities	(27,208)	(7,785)	(19,423)	249.5%
Loss before taxes	(30,697)	(7,383)	(23,314)	315.8%
Income tax expense (benefit)	598	(44)	642	(1459.1)%
Net loss	$(31,295)	$(7,339)	$(23,956)	326.4%
Other Financial and Operating Data:
Active communities at end of period(a)	56	55	1	1.8%
Home closings	262	369	(107)	(29.0)%
Average sales price of homes closed(b)	$345,920	$320,199	$25,721	8.0%
Net new orders	324	341	(17)	(5.0)%
Cancellation rate	14.3%	12.8%	1.5%	11.6%
Backlog	264	220	44	20.0%
Gross profit	$16,048	$22,383	$(6,335)	(28.3)%
Gross margin(c)	17.7%	18.9%	(1.2)%	(6.3)%
Adjusted gross profit(d)	$17,814	$24,481	$(6,667)	(27.2)%
Adjusted gross margin(c)(d)	19.6%	20.6%	(1.0)%	(4.9)%
EBITDA(d)	$(26,605)	$(1,634)	$(24,971)	1,528.2%
EBITDA margin(c)(d)	(29.3)%	(1.4)%	(27.9)%	1,992.9%
Adjusted EBITDA(d)	$3,815	$8,978	$(5,163)	(57.5)%
Adjusted EBITDA margin(c)(d)	4.2%	7.6%	(3.4)%	(44.7)%
______________________________
(a)UHG had five and ten communities in closeout for the three months ended September 30, 2025 and 2024, respectively. These communities are not included in the count of “Active communities at end of period.”
(b)Average sales price of homes closed, excluding the impact of percentage of completion revenues and build-to-rent revenues.
(c)Calculated as a percentage of revenue.
(d)Adjusted gross profit, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of adjusted gross profit, EBITDA and adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Revenues: Revenues for the three months ended September 30, 2025 were $90.8 million, a decrease of $27.8 million, from $118.6 million for the three months ended September 30, 2024. The decrease in revenues was primarily attributable to a decrease in home closings of 29.0%, partially offset by an increase in average sales price (“ASP”) of production-built homes of 8.0%. The decline in the number of homes closed as compared to the three months ended September 30, 2024 was primarily due to decreases of 31.5% in the GSH South Carolina segment, partially offset by an increase in closings of 75.0% in the Rosewood reporting segment.

The following table provides a summary of the Company’s revenues, home closings, and ASP in each of the reportable segments (revenues in thousands):

	Three Months Ended September 30,
	2025			2024			Period over period change
	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]
GSH South Carolina	$79,472	241	$329,083	$108,950	352	$308,125	(27.1)%	(31.5)%	6.8%
Rosewood	8,448	14	603,429	5,701	8	712,625	48.2%	75.0%	(15.3)%
Other[2]	2,874	7	410,571	3,993	9	443,667	(28.0)%	(22.2)%	(7.5)%
Total	$90,794	262	$345,920	$118,644	369	$320,199	(23.5)%	(29.0)%	8.0%
___________________
1 Average sales price of homes closed, excluding the impact of percentage of completion revenues and build-to-rent revenues.
2 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Cost of sales and Gross profit: Cost of sales for the three months ended September 30, 2025 was $74.7 million, a decrease of $21.6 million, from $96.3 million for the three months ended September 30, 2024. The decrease in Cost of sales was largely attributable to a decrease in home closings of 29.0% compared to the same period in 2024.
Gross profit for the three months ended September 30, 2025 was $16.0 million, a decrease of $6.4 million, from $22.4 million for the three months ended September 30, 2024. Gross margin for the three months ended September 30, 2025 was 17.7%, a decrease of 1.2%, as compared 18.9% for the three months ended September 30, 2024. Gross margins decreased in the third quarter of 2025, primarily due to more discounting to drive sales, partially offset by direct construction cost savings as a result of the rebid initiative.
Adjusted gross profit: Adjusted gross profit for the three months ended September 30, 2025 was $17.8 million, a decrease of $6.7 million, as compared to $24.5 million for the three months ended September 30, 2024. Adjusted gross margin for the three months ended September 30, 2025 was 19.6%, a decrease of 1.0%, as compared to 20.6% for the three months ended September 30, 2024. The decrease in adjusted gross margin was primarily attributable to more discounting, partially offset by direct construction cost savings. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, general and administrative expense: Selling, general and administrative expense for the three months ended September 30, 2025 was $17.6 million, a decrease of $1.1 million, from $18.7 million for the three months ended September 30, 2024. The decrease is primarily due to a $2.2 million decrease in commission expense due to less broker incentives and fewer closings, partially offset by increases of $0.4 million in salaries and wages due to increased headcount, and $0.4 million in stock compensation expense.
Other expense, net: Total other expense, net for the three months ended September 30, 2025 was $2.2 million, a decrease of $1.5 million, from $3.7 million for the three months ended September 30, 2024. The decrease was primarily driven by a $1.4 million reduction in interest expense due to the Company’s refinance of corporate debt in December 2024.
Equity in net earnings from investment in joint venture: Equity in net earnings from investment in joint venture for the three months ended September 30, 2025 was $0.2 million, a decrease of $0.2 million, from $0.4 million for the three months ended September 30, 2024.
Change in fair value of derivative liabilities: Change in fair value of derivative liabilities for the three months ended September 30, 2025 was a loss of $27.2 million as compared to a loss of $7.8 million for the three months ended September 30, 2024. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized as gains or losses on the Condensed Consolidated Statements of Operations. The overall decrease is primarily attributable to changes in the fair value of the earnout shares, which fluctuates each period due primarily to changes in the Company's stock price.

Loss before taxes: The following table provides a summary of the Company’s income (loss) before taxes by reportable segment (in thousands, except percentage change):

	Three Months Ended September 30,		Period over period
	2025	2024	Change ($)	Change (%)
GSH South Carolina	$1,723	$9,004	$(7,281)	(80.9)%
Rosewood	223	(475)	698	(146.9)%
Other[1]	(191)	(531)	340	(64.0)%
Segment total	$1,755	$7,998	$(6,243)	(78.1)%
Corporate[2]	(5,462)	(8,015)	2,553	(31.9)%
Equity in net earnings from investment in joint venture	218	419	(201)	(48.0)%
Change in fair value of derivative liabilities	(27,208)	(7,785)	(19,423)	249.5%
Consolidated loss before taxes	$(30,697)	$(7,383)	$(23,314)	315.8%
___________________
1 Other consists of UHG’s homebuilding operations in Raleigh, NC.
2 Corporate items included within consolidated income before taxes includes unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments.
Loss before taxes for the three months ended September 30, 2025 increased $23.3 million, from the three months ended September 30, 2024. The decrease was primarily due to a decrease in the change in fair value of derivative liabilities of $19.4 million and a decrease in gross profit of $6.3 million.
GSH South Carolina: The $7.3 million decrease in income before taxes for the three months ended September 30, 2025 compared to the same period in the prior year was primarily due to a decrease in closings of 31.5%, which resulted in lower gross profit, higher operating costs as a percentage of revenue and higher interest costs as a percentage of revenue.
Rosewood: The $0.7 million increase in income before taxes for the three months ended September 30, 2025 compared to the same period in the prior year was primarily attributable to an increase of 75.0% in home closings coupled with a 5.7% increase in gross margin. The increase in gross margin is primarily due to lower direct construction costs and less non-recurring costs as a percentage of revenue.
Other: The $0.3 million decrease in loss before taxes for Raleigh for the three months ended September 30, 2025 compared to the same period in the prior year was primarily attributable to an increase in gross margin coupled with a decrease in operating expenses as a percentage of revenue.
Income tax expense (benefit): Income tax expense for the three months ended September 30, 2025 was $0.6 million compared to a benefit of less than $0.1 million for the three months ended September 30, 2024. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, adjusted for any discrete period items. The Company's estimated annual effective tax rate as of September 30, 2025 is 11.7% as compared to 17.0% as of September 30, 2024.
Net new orders: Net new orders for a period is gross sales of homes less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and UHG approves such contract. Net new orders for the three months ended September 30, 2025 were 324 units, a decrease of 17 units, from 341 units for the three months ended September 30, 2024.
Cancellation rate: The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period. The cancellation rate for the three months ended September 30, 2025 was 14.3%, an increase of 1.5%, from 12.8% for the three months ended September 30, 2024.
Backlog: Backlog consists of homes sold but not yet closed with customers. Backlog represents the number of homes in backlog from the previous period plus sales of homes during the current period less cancellations of existing sales contracts and home closings during the current period. A portion of the homes in backlog will not result in homes delivered due to cancellations.

Backlog as of September 30, 2025 was 264 units, an increase of 44 units, or 20.0%, from 220 units as of September 30, 2024. The following table provides a summary of the Company’s backlog inventory, backlog value, and average sales price of backlog inventory in each of the reportable segments (backlog value in thousands):

	As of September 30, 2025			As of September 30, 2024			Period over period change
	Backlog inventory	Backlog value[1]	Backlog ASP[2]	Backlog inventory	Backlog value[1]	Backlog ASP[2]	Backlog inventory	Backlog value[1]	Backlog ASP[2]
GSH South Carolina	248	$84,621	$341,214	205	$70,520	$344,000	21.0%	20.0%	(0.8)%
Rosewood	15	9,369	624,600	11	7,311	664,636	36.4%	28.1%	(6.0)%
Other[3]	1	355	355,000	4	2,080	520,000	(75.0)%	(82.9)%	(31.7)%
Total	264	$94,345	$357,367	220	$79,911	$363,232	20.0%	18.1%	(1.6)%
___________________
1 Backlog value is calculated as the total contract value of homes in backlog.
2 ASP of backlog is calculated as backlog value divided by backlog inventory.
3 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table presents summary results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Amount Change	% Change
Statements of Operations
Revenue, net of sales discounts	$283,301	$328,902	$(45,601)	(13.9)%
Cost of sales	233,206	270,847	(37,641)	(13.9)%
Selling, general and administrative expense	51,749	55,358	(3,609)	(6.5)%
Other expense, net	(7,309)	(9,255)	1,946	(21.0)%
Equity in net earnings from investment in joint venture	715	1,076	(361)	(33.6)%
Change in fair value of derivative liabilities	(12,170)	50,650	(62,820)	(124.0)%
(Loss) income before taxes	$(20,418)	$45,168	$(65,586)	(145.2)%
Income tax benefit	(962)	(1,071)	109	(10.2)%
Net (loss) income	$(19,456)	$46,239	$(65,695)	(142.1)%
Other Financial and Operating Data:
Active communities at end of period(a)	56	55	1	1.8%
Home closings	817	1,017	(200)	(19.7)%
Average sales price of homes closed(b)	$346,810	$331,111	$15,699	4.7%
Net new orders	924	1,048	(124)	(11.8)%
Cancellation rate	12.8%	11.6%	1.2%	10.6%
Backlog	264	220	44	20.0%
Gross profit	$50,095	$58,055	$(7,960)	(13.7)%
Gross margin(c)	17.7%	17.7%	—%	—%
Adjusted gross profit(d)	$56,615	$67,940	$(11,325)	(16.7)%
Adjusted gross margin(c)(d)	20.0%	20.7%	(0.7)%	(3.4)%
EBITDA(d)	$(7,278)	$62,859	$(70,137)	(111.6)%
EBITDA margin(c)(d)	(2.6)%	19.1%	(21.7)%	(113.6)%
Adjusted EBITDA(d)	$13,925	$23,922	$(9,997)	(41.8)%
Adjusted EBITDA margin(c)(d)	4.9%	7.3%	(2.4)%	(32.9)%
______________________________
(a)UHG had five and ten communities in closeout for the nine months ended September 30, 2025 and 2024, respectively. These communities are not included in the count of “Active communities at end of period.”
(b)Average sales price of homes closed, excluding the impact of percentage of completion revenues and build-to-rent revenues.
(c)Calculated as a percentage of revenue.

(d)Adjusted gross profit, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of adjusted gross profit, EBITDA and adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Revenues: Revenues for the nine months ended September 30, 2025 were $283.3 million, a decrease of $45.6 million, from $328.9 million for the nine months ended September 30, 2024. The decrease in revenues was primarily attributable to the decrease in production-built home closings, partially offset by an increase in average sales price of production-built homes. Additionally, for the nine months ended September 30, 2024 closings included 60 build-to-rent units with significantly lower ASPs, compared to no build-to-rent closings for the nine months ended September 30, 2025.When factoring in these build-to-rent unit closings, total ASP increased 7.2% compared to the prior year period. The decline in the number of homes closed as compared to the nine months ended September 30, 2024 is isolated to the GSH South Carolina segment, which decreased 23.1%.
The following table provides a summary of the Company’s revenues, home closings, and ASP in each of the reportable segments (revenues in thousands):

	Nine Months Ended September 30,
	2025			2024			Period over period change
	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]
GSH South Carolina	$242,429	743	$326,183	$296,915	966	$314,876	(18.4)%	(23.1)%	3.6%
Rosewood	26,907	43	634,690	19,890	30	663,310	35.3%	43.3%	(4.3)%
Other[2]	13,965	31	450,484	12,097	21	571,286	15.4%	47.6%	(21.1)%
Total	$283,301	817	$346,810	$328,902	1,017	$331,111	(13.9)%	(19.7)%	4.7%
___________________
1 Average sales price of homes closed, excluding the impact of percentage of completion revenues and build-to-rent revenues.
2 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Cost of Sales and Gross Profit: Cost of sales for the nine months ended September 30, 2025 was $233.2 million, a decrease of $37.6 million, from $270.8 million for the nine months ended September 30, 2024. The decrease in Cost of sales was largely attributable to a decrease in home closings of 19.7% compared to the same period in 2024.
Gross profit for the nine months ended September 30, 2025 was $50.1 million, a decrease of $8.0 million, from $58.1 million for the nine months ended September 30, 2024. Gross margin for the nine months ended September 30, 2025 was consistent with the relative prior period at 17.7%, which was impacted by higher discounting, offset by a reduction in direct costs.
Adjusted Gross Profit: Adjusted gross profit for the nine months ended September 30, 2025 was $56.6 million, a decrease of $11.3 million, as compared to $67.9 million for the nine months ended September 30, 2024. Adjusted gross margin for the nine months ended September 30, 2025 was 20.0%, a decrease of 0.7%, as compared to 20.7% for the nine months ended September 30, 2024. Adjusted gross margin declined, primarily due to increased discounting, partially offset by reduced direct construction costs. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the nine months ended September 30, 2025 was $51.7 million, a decrease of $3.6 million, from $55.4 million for the nine months ended September 30, 2024. The decrease in selling, general and administrative expense was primarily attributable to a $4.5 million decrease in commission expense due to less broker incentives and fewer closings, a $1.1 million reduction in severance expense related to the June 2024 RIF, and a decrease in transaction costs of $1.1 million, partially offset by an increase in salaries and wages of $3.2 million.
Other Expense, Net: Total other expense, net for the nine months ended September 30, 2025 was $7.3 million, a decrease of $1.9 million, from $9.3 million for the nine months ended September 30, 2024. The decrease was primarily driven by a $2.3 million reduction in interest expense due to the refinance of the Company’s corporate debt, partially offset by a loss on litigation of $0.2 million related to Rosewood’s proceedings and a decrease in investment income of $0.1 million.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the nine months ended September 30, 2025 was $0.7 million, a decrease of $0.4 million, from $1.1 million for the nine months ended September 30, 2024.

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the nine months ended September 30, 2025 was a loss of $12.2 million as compared to a gain of $50.7 million for the nine months ended September 30, 2024. Under ASC 815, derivative liabilities are marked to market each reporting period with changes recognized on the Condensed Consolidated Statements of Operations. The overall increase is primarily attributable to changes in the fair value of the earnout shares, which fluctuates each period due primarily to changes in the Company's stock price.
Income Tax Benefit: Income tax benefit for the nine months ended September 30, 2025 was $1.0 million as compared to $1.1 million for the nine months ended September 30, 2024. The Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, adjusted for any discrete period items. The Company's estimated annual effective tax rate as of September 30, 2025 is 11.7% as compared to 17.0% as of September 30, 2024.
(Loss) income before taxes: The following table provides a summary of the Company’s (loss) income before taxes by reportable segment (in thousands, except percentage change):

	Nine Months Ended September 30,		Period over period
	2025	2024	Change ($)	Change (%)
GSH South Carolina	$8,563	$22,370	$(13,807)	(61.7)%
Rosewood	(324)	(456)	132	(28.9)%
Other[1]	(337)	(2,402)	2,065	(86.0)%
Segment total	$7,902	$19,512	$(11,610)	(59.5)%
Corporate[2]	(16,865)	(26,070)	9,205	(35.3)%
Equity in net earnings from investment in joint venture	715	1,076	(361)	(33.6)%
Change in fair value of derivative liabilities	(12,170)	50,650	(62,820)	(124.0)%
Consolidated (loss) income before taxes	$(20,418)	$45,168	$(65,586)	(145.2)%
___________________
1 Other consists of UHG’s homebuilding operations in Raleigh, NC.
2 Corporate items included within consolidated income before taxes includes unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments.
Income before taxes for the nine months ended September 30, 2025 decreased $65.6 million, from the nine months ended September 30, 2024. The decrease was primarily due to a decrease in change in fair value of derivative liabilities of $62.8 million and a decrease in gross profit of $8.0 million, partially offset by a decrease in selling, general, and administrative expense of $3.6 million.
GSH South Carolina: The $13.8 million decrease in income before taxes for the nine months ended September 30, 2025 compared to the same period in the prior year was primarily due to a decrease in the number of homes closed of 23.1%, which resulted in lower gross profit and higher operating costs as a percentage of revenue coupled with increased interest expense.
Rosewood: The $0.1 million increase in pre-tax profitability for the nine months ended September 30, 2025 compared to the same period in the prior year was primarily due to higher gross profit as a result of more closings and better margins, partially offset by an increase in operating costs attributable to contingent consideration related to the 2023 acquisition of Rosewood Communities, Inc. and an increase in commission expense as a percentage of revenue.
Other: The $2.1 million increase in pre-tax profitability for the Raleigh market for the nine months ended September 30, 2025 compared to the same period in the prior year was primarily due to an increase in gross profit of $0.4 million and decreases in severance expense of $1.1 million and salaries and wages of $0.5 million.
Net New Orders: Net new orders for the nine months ended September 30, 2025 was 924 units, a decrease of 124 units, from 1,048 units for the nine months ended September 30, 2024.
Cancellation Rate: The cancellation rate for the nine months ended September 30, 2025 was 12.8%, an increase of 1.2%, from 11.6% for the nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net of sales discounts	$90,794	$118,644	$283,301	$328,902
Cost of sales	74,746	96,261	233,206	270,847
Gross profit	$16,048	$22,383	$50,095	$58,055
Interest expense in cost of sales	1,159	1,525	4,292	6,697
Amortization in homebuilding cost of sales(a)	598	573	2,161	2,434
Abandoned project costs	9	—	67	320
Severance expense in cost of sales	—	—	—	325
Non-recurring remediation costs	—	—	—	109
Adjusted gross profit	$17,814	$24,481	$56,615	$67,940
Gross margin(b)	17.7%	18.9%	17.7%	17.7%
Adjusted gross margin(b)	19.6%	20.6%	20.0%	20.7%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(31,295)	$(7,339)	$(19,456)	$46,239
Interest expense in cost of sales	1,159	1,525	4,292	6,697
Interest expense in other expense, net	2,206	3,650	7,050	9,370
Depreciation and amortization	643	523	1,650	1,449
Taxes	682	7	(814)	(896)
EBITDA	$(26,605)	$(1,634)	$(7,278)	$62,859
Stock-based compensation expense	1,936	1,568	5,304	4,918
Transaction cost expense	669	686	1,376	2,428
Amortization in homebuilding cost of sales(a)	598	573	2,161	2,434
Severance expense	—	—	125	1,504
Abandoned project costs	9	—	67	320
Change in fair value of derivative liabilities	27,208	7,785	12,170	(50,650)
Non-recurring remediation costs	—	—	—	109
Adjusted EBITDA	$3,815	$8,978	$13,925	$23,922
EBITDA margin(b)	(29.3)%	(1.4)%	(2.6)%	19.1%
Adjusted EBITDA margin(b)	4.2%	7.6%	4.9%	7.3%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments.
(b) Calculated as a percentage of revenue.
Liquidity and Capital Resources
Overview
UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as borrowings under the revolving credit facility (“Syndicated Line”), as further described below. As of September 30, 2025, UHG had approximately $25.6 million in cash and cash equivalents, an increase of $3.0 million, from $22.6 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, UHG had approximately $57.5 million and $96.4 million, respectively, in unused committed capacity, calculated in accordance with the Syndicated Line.
UHG believes that its current cash holdings including cash generated from continuing operations and cash available under the Syndicated Line will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations and meet current commitments under its contractual obligations. The Company’s liquidity and profitability could be adversely impacted by continued operational headwinds.
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
The Company’s strategy is to acquire developed lots through third party and related party land developers and land bank partners pursuant to lot purchase agreements and land banking arrangements. When entering into these contracts, the Company agrees to purchase finished lots at predetermined prices, time frames, and quantities that match expected selling pace in the community. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. As of September 30, 2025, the Company had lot deposits of $41.9 million related to option contracts with an aggregate remaining purchase price of $320.5 million. Refer to Note 2 - Variable interest entities of the Notes to the Condensed Consolidated Financial Statements and “Off-Balance Sheet Arrangements” for additional information.

Capital Resources
Syndicated line of credit
The Syndicated Line provides for an aggregate commitment of up to $220.0 million, subject to borrowing base limitations, of which the Company had outstanding borrowings of $79.7 million as of September 30, 2025. The Syndicated Line also includes a $2.0 million letter of credit sub-facility under the same terms and conditions. The Company had $57.5 million of availability under the Syndicated Line, based on its borrowing base of $139.1 million. The borrowing base up to the aggregate commitment generates availability in accordance with the value of the collateral at a given point. The availability under the Syndicated Line, which impacts total liquidity, is reduced by outstanding letters of credit that are not fully cash collateralized. As of September 30, 2025, the Syndicated Line had a weighted average interest rate of 7.58% and will mature on August 2, 2027 except with respect to two non-extending lenders which represent $73.3 million of the committed amount and will mature August 10, 2026.
During the third quarter of 2025, the Company executed an amendment to the Syndicated Line, which, among other things, modified certain financial covenants. Additional details regarding the amendment and the Syndicated Line are provided in Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements included in this report. The Syndicated Line includes customary representations, warranties, and covenants, and as of September 30, 2025, the Company was in compliance with all covenants under the facility.
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
The term loan has an outstanding balance of $67.4 million as of September 30, 2025, and matures on the earlier of December 11, 2030, the maturity date under the Company’s Second Amended and Restated Credit Agreement, or the acceleration of indebtedness under the Syndicated Line. The weighted average interest rate of the loan was 11.59% as of September 30, 2025. Refer to Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements contained in this report for additional information.
During the third quarter of 2025, the Company executed an amendment to the term loan, which, among other things, modified certain financial covenants. Additional details regarding the amendment and the term loan are provided in Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements included in this report. The term loan includes customary representations, warranties, and covenants, and as of September 30, 2025, the Company was in compliance with all covenants under the facility.
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. In addition, the Company leases certain model homes from related parties and third parties. The leases have a remaining lease term of up to four years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of September 30, 2025, the future minimum lease payments required under these leases totaled $2.5 million, with $1.1 million payable within the next twelve months. Further information regarding Company’s leases is provided in Note 9 - Commitments and contingencies of the Notes to the Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes UHG’s cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash flows used in operating activities	$(20,980)	$(11,960)
Net cash flows used in investing activities	(1,154)	(12,716)
Net cash flows provided by (used in) financing activities	23,690	(6,178)
Operating activities

Net cash flows used in operating activities during the nine months ended September 30, 2025 was $21.0 million, as compared to $12.0 million for the nine months ended September 30, 2024. The difference in cash flows used period over period is an increase of $9.0 million. This change is primarily attributable to an increase in cash used in inventory of $46.0 million, partially offset by decreases in cash used in lot deposits of $15.9 million, and cash used in accounts payables and accrued liabilities of $20.4 million.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2025 was primarily attributable to purchases of property and equipment of $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2024 was attributable to cash paid to acquire the homebuilding assets of Creekside Custom Homes of $12.7 million.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $23.7 million compared to cash used in financing activities of $6.2 million for the nine months ended September 30, 2024. The difference in cash flows period over period is $29.9 million. During the nine months ended September 30, 2025 cash flows provided by financing activities was primarily attributable to net proceeds from the Syndicated Line of $70.8 million, partially offset by repayments of the Syndicated Line and land banking arrangements of $47.2 million. During the nine months ended September 30, 2024 cash flows used in financing activities was primarily attributable to the repayment of homebuilding debt of $79.2 million, partially offset by proceeds from the Syndicated Line and land banking arrangements, net of debt issuance costs, of $73.0 million.
Critical Accounting Policies and Estimates
There have been no significant changes to the Company’s critical accounting policies and estimates during the nine months ended September 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
UHG’s pipeline as of September 30, 2025 consists of approximately 7,700 lots, which includes lots that UHG may acquire from third party lot option contracts or land bank option contracts, in addition to lots that are owned or controlled by related parties, and which UHG expects to obtain the contractual right to acquire. The risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $41.9 million in lot deposits and $9.4 million of capitalized pre-acquisition costs as of September 30, 2025.
Surety bonds and letters of credit
During the ordinary course of business, the Company enters into surety bonds and letters of credit arrangements with local municipalities, government agencies, and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.
As of September 30, 2025, the Company had outstanding surety bonds and letters of credit totaling $9.2 million and $1.3 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.

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
The interest rate on the borrowings under the syndicated line of credit is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. In addition, the interest rate on the borrowings under the term loan is based upon adjusted simple SOFR plus an applicable margin ranging between 675 basis points and 775 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the syndicated line of credit and the term loan. As of September 30, 2025, UHG had $79.7 million and $67.4 million outstanding under the syndicated line of credit and the term loan, respectively, which carried weighted average interest rates of 7.58% and 11.59%, respectively. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $1.5 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
UHG’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Following the announcements regarding conclusion of the review of strategic alternatives and resignations of members of UHG’s board of directors, the trading price of UHG’s common stock has been volatile and such volatility may continue, which may adversely affect UHG’s business, and investors in UHG’s Class A common stock may experience substantial losses.
On May 19, 2025, UHG announced that the Board initiated a process to explore strategic alternatives to maximize shareholder value. On October 20, 2025, following the evaluation of a full range of strategic alternatives, UHG announced that the special committee of independent directors constituted for such purpose had concluded its review and determined that, in light of current macroeconomic conditions, continuing to execute on UHG’s strategic plan as an independent, public company is in the best interests of UHG and its stockholders at this time. At the same time, UHG also announced that James P. Clements had resigned from the board and all committees thereof, effective immediately, and that Robert Dozier, Jason Enoch, Alan Levine, Nikki Haley, and James Pirrello notified UHG of their intent to resign from the Board and all committees thereof no later than November 14, 2025. Following these announcements, the trading price of UHG’s Class A common stock has been and may continue to be volatile. UHG’s operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of UHG’s Class A common stock. When the market price of a stock has been volatile, holders of that stock will sometimes file securities class action litigation against the company that issued the stock. If any shareholders were to file a lawsuit, UHG could incur substantial costs defending the lawsuit, which could also divert the time and attention of management.

If UHG is unable to timely identify and recruit additional board members, UHG’s Class A Common Stock may be subject to delisting.
Following UHG’s October 20, 2025 announcement regarding the resignation or planned resignation of substantially all of the members of the board of directors, UHG’s Executive Chairman and continuing member of the Board is working to identify replacement directors with the requisite qualifications in order to maintain compliance with the requirements under Nasdaq Listing Rule 5605 (the “Corporate Governance Requirements”). In light of UHG’s status with respect to appointment of replacement directors, directors Robert Dozier Jr., Jason Enoch, and Alan Levine informed UHG of their willingness to remain on the Board and applicable committees beyond November 14, 2025, to ensure an orderly transition as director candidates are identified and recruited in order to maintain compliance with the Corporate Governance Requirements. There can be no assurance that UHG will be able to maintain compliance with Nasdaq’s listing standards. If UHG is unable to maintain compliance with Nasdaq’s listing standards, UHG’s common stock may become subject to delisting. A delisting of UHG’s Class A common stock from Nasdaq may materially impair stockholders’ ability to buy and sell UHG’s Class A common stock and may adversely affect both the market for and the liquidity of UHG’s Class A common stock. If UHG’s stock is delisted from Nasdaq, whether by choice or otherwise, such delisting could significantly impair UHG’s ability to raise capital and negatively impact stockholder value.
The recent announcement regarding the planned resignations of substantially all of the members of UHG’s board of directors has caused significant operational difficulty, and UHG expects such operational difficulties to continue and potentially increase until a satisfactory replacement board is seated.
Since UHG’s announcement on October 20, 2025 regarding the resignation or planned resignation of substantially all of the members of the board of directors, UHG has faced significant operational difficulties. Numerous key counterparties, including UHG’s auditors, lenders, land banking partners, and insurers have expressed concern regarding UHG’s ongoing corporate governance. Management of UHG has been engaged in discussions with these and other counterparties regarding, among other things, the pressing need to identify replacement directors, maintaining compliance with loan covenants, and planning for UHG’s ongoing operations. In light of UHG’s status with respect to appointment of replacement directors, directors Robert Dozier Jr., Jason Enoch, and Alan Levine informed UHG of their willingness to remain on the Board and applicable committees beyond November 14, 2025, to ensure an orderly transition as director candidates are identified and recruited in order to maintain compliance with the requirements under Nasdaq Listing Rule 5605. Despite this, UHG cannot provide any assurance that any counterparties will continue to engage in business with UHG, nor can it provide any assurance regarding the amount of time that will be needed to seat replacement directors. If UHG does not have an adequate number of independent directors constituting its Audit Committee, UHG will be unable to obtain an audit opinion, which will adversely affect UHG’s ability to meet its SEC reporting obligations and will cause UHG to be in default under its debt arrangements. If these existing and prospective key relationships are unwilling to continue to engage with UHG pending the seating of replacement directors, UHG will face significant restrictions on its ability to operate.
UHG is required to obtain performance bonds and other government approvals, the unavailability of which could adversely affect its results of operations and cash flows.
UHG is often required to provide surety bonds to secure its performance or obligations under construction contracts, development agreements and other arrangements. Its ability to obtain surety bonds primarily depends upon its credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. UHG has been notified that one of its historical surety bond issuers is unwilling to issue additional surety bonds until replacement directors are identified and seated. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. In addition, some municipalities and governmental authorities have been reluctant to accept surety bonds and instead require enhancements such as cash deposits or letters of credit, in order to maintain existing bonds or to issue new bonds. If UHG is unable to obtain surety bonds when required, or if it is required to provide credit enhancements with respect to its current or future bonds or in place of bonds, its results of operations and cash flows could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)On July 1, 2025, the Company issued 156,215 shares of Class A common stock to a former executive officer in accordance with his separation agreement with the Company. Such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) thereof.
(b)None.
(c)None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)None.

Item 6. Exhibits
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*+	Separation and Release of Claims Agreement, dated as of July 1, 2025, by and between Pennington Nieri and United Homes Group, Inc.
10.2
Fourth Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of September 29, 2025, among United Homes Group, Inc., Great Southern Homes, Inc., Rosewood Communities, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2025)

10.3†
First Amendment to the Credit Agreement, dated as of September 29, 2025, among United Homes Group, Inc., Great Southern Homes, Inc., Kennedy Lewis Agency Partners, LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2025)

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

UNITED HOMES GROUP, INC.
(Registrant)

Dated: November 7, 2025	By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)