Form 10-K
period 2025-12-31
United Homes Group, Inc.
filed 2026-03-13
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $2.90 for shares of the Registrant’s Class A common stock as reported by The Nasdaq Global Market, was approximately $46,091,350. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2026, 21,853,341 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from specific portions of the Registrant’s proxy statement for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) to the extent described herein or, in the event the Registrant does not prepare and file the 2026 Proxy Statement, such information will be provided by amendment to this report to be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

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
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to, statements about our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:
•the possibility that our previously-announced merger with Stanley Martin Homes, LLC, which we refer to as the Merger, might not be completed within the expected timeframe or at all;
•disruptions associated with the announcement and pendency of the Merger, including the interim operating covenants applicable to us;
•the fact that the consideration payable to our stockholders in connection with the Merger will not be adjusted if the value of our business or assets changes before the Merger closes and our inability to pursue alternatives to the Merger;
•the significant costs that we will incur in connection with the Merger;
•litigation that may be filed against us challenging the Merger;
•the fact that our directors and executive officers have interests in the Merger that may be different from or in addition to those of our other stockholders;
•disruption in the terms or availability of mortgage financing or an increase in the number of foreclosures in our markets;
•rising interest rates and inflationary pressures;
•volatility and uncertainty in the credit markets and broader financial markets;
•a slowdown in the homebuilding industry or changes in population growth rates in our markets;
•shortages of, or increased prices for, labor, land or raw materials used in land development and housing construction, including due to changes in trade policies and tariffs;
•cost increases related to real estate taxes and insurance;
•our ability to execute our business model, including the success of our operations and our ability to expand our presence within our existing markets;
•delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;
•changes in applicable laws or regulations, including development moratoriums or other local government restrictions;
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
Risks Related to the Merger
•The Per Share Amount will not be adjusted in the event of any change in the value of UHG or UHG’s common stock.
•Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that UHG pay a termination payment to the Parent.
•The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger could adversely affect UHG’s business, results of operations, financial condition, and the market price of UHG’s Class A common stock.
•Recent announcements regarding the results of the review of strategic alternatives and the resignations or planned resignations of members of UHG’s board of directors and resulting uncertainties regarding UHG’s ongoing governance have caused operational difficulties and disruptions, which are likely to continue and, if the Merger is not consummated, increase.
•The pendency of the Merger, including as a result of the restrictions on the operation of UHG’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect UHG’s business and operations.
•UHG has incurred, and expects to continue to incur, substantial expenses related to the Merger.
•Litigation challenging the Merger may increase transaction costs and prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
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
•Changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of building materials and products used in UHG’s homes, and UHG may not be able to raise home prices sufficiently to offset increased costs.
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
•Failure to further extend the Wells Fargo Facility beyond 2027 could have a material adverse effect on UHG’s ability to meet the financing requirements of its business.
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
•UHG is an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to such companies, its securities may be less attractive to investors.
•If UHG identifies a material weakness in its internal control over financial reporting, or if UHG fails to maintain an effective system of internal controls, UHG may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence and, as a result, the value of the Class A common stock.
•The trading price of UHG’s securities may be volatile.

PART I
Item 1. Business
Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” “the Company” or “UHG” refer to United Homes Group, Inc. and its subsidiaries.
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
UHG is currently organized into three segments:
•GSH South Carolina - This segment represents the Company’s homebuilding operations in South Carolina and a small amount of operations in Georgia. The main products for GSH South Carolina include entry-level and first-move-up homes, catering to a wide range of buyers transitioning into homeownership or seeking to upgrade from their initial purchase. South Carolina operations span the Upstate, Midlands, and Coastal regions, with a smaller presence in Georgia.
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
See Note 3 - Segment Reporting of the Notes to the Consolidated Financial Statements for further details.
Pursuant to the Company’s land-light business model, finished lots are typically purchased through lot option contracts from third party and related party land developers or land bank partners. This lot acquisition strategy reduces up-front capital requirements and generally provides for “just-in-time” lot delivery, which closely aligns with home starts and sales pace. This lot acquisition strategy reduces operating and financial risk relative to other homebuilders that own a higher percentage of their land supply on balance sheet. As of December 31, 2025, 96% of approximately 7,200 owned or controlled lots were controlled through lot option contracts.
Strategic Alternatives and the Merger Agreement
On May 19, 2025, UHG announced that it had initiated a review of strategic alternatives in order to explore ways to maximize shareholder value. On October 20, 2025, the Company reported that this review had concluded. After evaluating a full range of strategic alternatives, including a potential sale, merger or other transaction, the special committee of independent directors that was constituted for this purpose unanimously determined that, in light of current macroeconomic conditions, continuing to execute on the Company’s strategic plan as an independent, public company was in the best interests of the Company and its stockholders at that time. Concurrently, director James P. Clements resigned from the board, effective immediately, and five of the Company’s other directors notified the Company of their intent to resign from the Board no later than November 14, 2025. The reasons for such resignations were set forth in greater detail in the Company’s Form 8-K filed on October 20, 2025. Following these announcements, directors Robert Dozier Jr., Jason Enoch, and Alan Levine informed the Company of their willingness to remain on the Board and applicable committees beyond November 14, 2025, to ensure an orderly transition and help maintain compliance with the requirements under Nasdaq Listing Rule 5605. Director Nikki Haley and director James M. Pirrello resigned from the Board effective as of November 7, 2025.
On February 22, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Stanley Martin Homes, LLC (“Parent”) and Union MergeCo, Inc., its wholly owned subsidiary (“Merger Sub”), pursuant to which the subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A and Class B common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares to be canceled pursuant to the Merger Agreement and any shares held by stockholders who properly exercise dissenters’ rights under applicable law) will be converted into the right to receive $1.18 in cash per share, without interest (the “Per Share Amount”). The Merger is expected to be completed in the second quarter of 2026 and is subject to customary closing conditions. If the Merger is consummated, the Company’s common stock and warrants will be delisted from the Nasdaq Global Market and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company. Refer to Note 21 - Subsequent Events of the Notes to the Consolidated Financial Statements and “Part I-Item 1A. Risk Factors” for additional information.
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
•Established Track Record. Proven growth and operating successes are hallmarks of UHG’s history. Founded in 2004, UHG has closed approximately 16,000 homes since its inception.
•Leading Share in Existing Markets and Close Proximity to Adjacent High-Growth Markets. According to the U.S. Census Bureau, UHG’s home state of South Carolina experienced an estimated population growth of more than 13.8% from 2015 to 2025 exceeding the estimated national average of 5.9% over the same period of time. UHG is based within 500 miles of some of the fastest growing markets in the U.S based on new home sales. This includes markets like Nashville, Jacksonville and Orlando, which carry the potential for expansion. UHG’s proximity to growing population centers of the Southeast provide a unique advantage over homebuilders with less of a focus in these regions.
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
•Capitalize on Strong Growth in Core Markets. U.S. Census Bureau data indicates UHG’s existing and adjacent markets continue to grow faster than national averages. These conditions are expected to allow well-capitalized homebuilders with a meaningful presence in these markets to grow faster than industry averages. For UHG going forward, increased market share through growth in community count and quicker inventory turnover count are expected to drive organic growth. UHG and its predecessors have demonstrated an ability to capitalize on these trends for more than 20 years.
•Build to Rent (“BTR”) Relationships. Institutional owners of residential rental homes are increasingly turning to homebuilders to help meet the need for more housing supply. Further, newly constructed rental homes tend to come with lower maintenance costs and higher rents than older homes. UHG’s existing product set, geared towards entry-level and first-time move-up buyers, is highly consistent with the rental product desired by institutional capital. UHG expects to continue to explore opportunities in the BTR sector from time to time to augment its core for-sale business.
•Ancillary Revenue Growth Opportunities. UHG management continuously looks for accretive sources of EBITDA growth, not just in product line opportunities, but also in opportunities to drive additional EBITDA from existing operations. A key example of this is Homeowners Mortgage, which is a joint venture with a leading national lender that arranges mortgage financing for potential homebuyers and delivers incremental revenue to UHG and its stockholders. Beyond being a source of revenue and EBITDA for UHG with little incremental expense or capital investment, Homeowners Mortgage, through its use of incentives, has helped improve buyer traffic conversion and reduce backlog cancellation rates.
Operational Initiatives
UHG continues to focus on its multi-faceted operational improvement initiatives that began in 2024. Through an increased use of data, analytics, and standardization of processes, the Company expects to sustain improvements in profitability and returns over time as a result of these initiatives. While the Company’s strategy will evolve and change over time, the Company believes the following will continue to have the largest impact on profitability in the near term:
•Product Improvement. UHG performed a comprehensive review of its portfolio of house plans that resulted in refreshed designs and new customization options offered to buyers. These refreshed house plans comprised a meaningful part of closings in the second half of the 2025. The Company has observed its refreshed offerings drive accelerated sales activity and increased pre-sales. The Company expects to offer new product lines going forward as well.
•Lowering Construction Costs. The Company has implemented an ongoing program aimed at reducing direct construction costs through the renegotiation and rebidding of major supplier, vendor, and subcontractor agreements. Combined with the product repositioning, lower costs and a higher level of standardization going forward are aimed at improving competitiveness in our markets.
•Comprehensive Land Underwriting. The Company maintains a Land Investment Committee which is responsible for approval of all new investments and follows established processes in its review and underwriting of potential investment opportunities. The Company has also increased the use of data and analytics to better align its communities and homes with market opportunities. Further, the Company’s land light strategy often employs the use of third-party capital, which has led the Company to increase the hurdle rate requirements on future land investments.
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
In its portfolio of home plans, UHG offers a series of single-family detached and attached homes. The homes are targeted for entry-level, first, and second move-up buyers, with some third-time move-up buyers and custom builds. Entry-level homebuyers are typically seeking an economical path to home ownership and desire square footage, quality design and construction at affordable prices. First-time move-up homebuyers generally desire the opportunity to select and upgrade features in their homes. Second-time move-up homebuyers generally seek larger floorplans with a higher level of finish with the ability to upgrade additional features. Third-time move-up homebuyers are similar to second-time move-ups but desire a higher level of finish and top-shelf options and upgrades.

Land Acquisition Strategy
Obtaining control of high-quality land positions is critical to the Company’s overall success, especially the Company’s growth and profitability. UHG remains focused on controlling anywhere from 4 - 5 years of high-quality land positions in its markets. The Company operates a land-light business model which minimizes its upfront capital commitment to a deposit and seeks to avoid the financial commitment of land development, which requires significant capital expenditures over an extended timeframe. UHG utilizes a comprehensive land underwriting process and has increased the use of data and analytics to better align its investments with market demands. Due to UHG’s extensive history, the Company has strong relationships with both local land owners and developers in its markets.
The Company’s land acquisition process is headed by UHG’s local division leadership with the collaboration of various resources across the company. UHG has a Land Investment Committee (“LIC”) which includes the Chief Executive Officer and President, Co-Chief Operating Officers (“Co-COOs”), and Chief Financial Officer of the Company. The LIC is responsible for approval of all new investments. The Company’s divisions work with senior management throughout the underwriting process and, for potential investments that fit within the Company’s criteria, are given authority by the LIC to put deals under a letter of intent with minimal capital requirements in order to perform an initial evaluation of the acquisition opportunity. Acquisition opportunities are presented to the LIC by division leadership, in collaboration with other senior members of the organization, and are generally presented prior to the expiration of the negotiated inspection period and prior to the time that any deposits become non-refundable.
The Company considers a lot controlled when the Company is under contract to acquire the land, holds an option to acquire the applicable lot for the relevant timeframe set forth in the option contract, or the lot is owned or controlled by related parties and UHG expects to obtain the contractual right to acquire. Finished lots are typically purchased through lot option contracts with third party developers, related party developers or land bank partners. The Company typically posts deposits of 15 - 20% of the total purchase price of the finished lots and has a staggered takedown schedule designed to match the expected sales pace for the community. For contracts with land bank partners, UHG typically pays the development costs and is reimbursed the following month from the land bank partner.
As of December 31, 2025, lot deposits relating to lot and land option contracts totaled $40.5 million, which controlled 6,941 option lots. As of December 31, 2024, lot deposits relating to lot and land option contracts totaled $48.2 million, which controlled 7,565 option lots. While the Company intends to grow its controlled lot position over time to support long-term growth of the business, shorter-term fluctuations in lot count are typical for the Company and the industry through normal course of ongoing acquisition, underwriting, and due diligence activities.
Owned and Controlled Lots
The following table presents UHG’s owned or controlled lots by market as of December 31, 2025 and 2024.

	As of December 31, 2025			As of December 31, 2024
Market/Division	Owned	Controlled	Total	Owned	Controlled	Total
Midlands	151	3,935	4,086	67	4,733	4,800
Coastal	59	1,499	1,558	17	1,204	1,221
Upstate	11	1,352	1,363	7	1,383	1,390
Rosewood	38	109	147	15	180	195
Raleigh	25	46	71	19	65	84
Total	284	6,941	7,225	125	7,565	7,690
Owned Real Estate Inventory Status
The following table presents UHG’s owned real estate inventory status as of December 31, 2025 and 2024.

	As of December 31, 2025	As of December 31, 2024
Owned Real Estate Inventory Status	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Homes under construction and finished homes	80%	85%
Developed lots and pre-acquisition land costs	20%	15%
Total	100%	100%

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
While digital marketing is a key component of the UHG home sales process, most homebuyers will ultimately want to visit a UHG product in person prior to purchasing. UHG maintains model homes in most developments for potential buyers to see in-person the quality and design features of UHG’s homes, as well as the different options that may be available. Onsite sales representatives are present in UHG developments to answer questions and provide potential homebuyers with a point-of-sale contact. While efficient marketing methods are important, real estate remains a complicated sales transaction and providing a potential buyer with access to a dedicated onsite sales representative who is an expert on the community is a key to the success of UHG’s sales process. Onsite sales representatives are typically local realtors who have contracted with UHG to provide this service, however the Company began transitioning to in-house sales representatives in certain markets in 2025. UHG also puts a great deal of effort into maintaining good relationships with local real estate professionals in its target markets.
Backlog, Net New Orders, Starts and Closings
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
For reporting purposes, the total number of net new orders is reported as the number of new orders during the applicable period, minus the cancellation of existing contracts during that same period. Cancellation rate is determined by the total number of cancellations for the period divided by total number of gross new orders during the same period. Backlog is calculated as the number of homes in backlog from the prior period, plus net new orders for the current period, minus the number of closings for the current period. Backlog value is determined based on the selling prices of the homes in backlog.
The table below reports net new orders, starts, and closings in each of UHG’s primary markets for the years ended December 31, 2025 and 2024.

	Year Ended December 31,						Period over period % change
	2025			2024
Market	Net new orders	Starts	Closings	Net new orders	Starts	Closings	Net new orders	Starts	Closings
Midlands	608	714	572	736	575	733	(17)%	24%	(22)%
Coastal	203	223	216	252	214	218	(19)%	4%	(1)%
Upstate	327	397	318	348	272	407	(6)%	46%	(22)%
Rosewood	55	60	52	32	55	39	72%	9%	33%
Raleigh	34	25	34	31	46	34	10%	(46)%	—%
Total	1,227	1,419	1,192	1,399	1,162	1,431	(12)%	22%	(17)%

The following table presents information concerning UHG’s net new orders, cancellation rate and ending backlog for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net new orders	1,227	1,399
Cancellation rate	13.0%	11.4%

	As of December 31,
	2025	2024
Backlog inventory	192	157
Backlog inventory - Value (in thousands)	$68,100	$58,300
Materials, Procurement and Construction
UHG uses various materials and components and is dependent upon building material suppliers for a continuous flow of raw materials. It typically takes UHG between 70 and 100 days to construct a single-family home and typically longer for certain second move-up and higher-end homes. Some factors that could create fluctuations in UHG’s raw material pricing are seasonal variations in the building cycle, labor and material supply chain disruptions, international trade disputes and resulting tariffs and increased demand for materials as a result of the improvements in the housing market.
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
UHG has extensive experience managing all phases of the construction process. Although UHG does not employ its own skilled tradespeople, such as plumbers, electricians and carpenters, UHG does employ project managers, area and division construction managers, and Co-COOs to manage the construction process. UHG’s enterprise resource planning system and integrated construction scheduling software, along with a third party scheduling software, allow its project managers to closely monitor the construction progress of each of their homes. UHG’s software also enables its project managers to monitor the completion of work, which in turns expedites payments to their subcontractors.
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
Seasonality
The sale of both new and existing homes in the United States exhibit demonstrable seasonality over the course of a calendar year. This seasonality can be evidenced across multiple sources including, but not limited to, government data (e.g. U.S. Census Bureau), trade groups (e.g. National Association of Realtors) and public company reports. Typically, prospective home buyers search for homes beginning in late winter to early spring, which in industry parlance is often referred to as the “spring buying season.” As homes are constructed, those contracts are then closed upon through the summer into fall. As a result, UHG and the homebuilding industry tends to experience more new orders in the first half of a calendar year and increased closings and revenue recognition in the second half of a calendar year.
In all of its markets, UHG has historically experienced similar variability in its results of operations and capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. Consequently, UHG’s revenue may fluctuate on a quarterly basis. As a result of seasonal activity, UHG’s quarterly results of operations and financial position at the end of a particular quarter are not necessarily representative of the results it expects at year end. UHG expects this seasonal pattern to continue in the long-term.
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
The supply of lots is affected by a number of federal, state, and local statutes, regulations, and ordinances, and can lead to substantially increased costs, delays, or even cancellation of the construction of communities. Unexpected factors such as an endangered species being found on a site, unanticipated jurisdictional wetlands, or geotechnical factors may lead to delays in the supply of lots or increased costs. Local governments may pass restrictions on density and other zoning requirements that make building homes more costly or impractical. Local jurisdictions may also pass moratoriums on development or issuing building permits that can affect the supply of lots to UHG. While UHG will generally purchase developed and entitled lots from third-party developers, related party developers and land banks, these lots may be subject to subsequent restrictions and regulations by local authorities, which can increase costs. UHG expects the use of local government land-use regulation to restrict residential development will intensify in the future.

Homeowners Mortgage, UHG’s joint-venture mortgage brokerage company, is subject to a wide array of federal and state statutes and regulations. As a mortgage broker, Homeowners Mortgage is primarily regulated by state financial services regulators: the South Carolina Department of Consumer Affairs (“SCDCA”), the South Carolina Board of Financial Institutions (“SCBOFI”), the North Carolina Commissioner of Banks (“NCCOB”), and the Georgia Department of Banking and Finance (“GADBF”). In addition, federal enforcement authority is vested with the Federal Trade Commission (“FTC”) and the United States Consumer Financial Protection Bureau (“CFPB”). Homeowners Mortgage is subject to both federal and state law, including regulations promulgated by federal financial regulators (mainly, the CFPB and Federal Reserve Board) and the state financial regulators, which implement these laws. State financial regulators oversee the licensing of Homeowners Mortgage as a mortgage broker. Homeowners Mortgage maintains a Mortgage Broker License in Florida, a Mortgage Lender License in Georgia, North Carolina, and Tennessee, a Consumer Credit License in Alabama and a Mortgage Broker/Lender/Servicer License in South Carolina. Homeowners Mortgage’s activities, advertising, disclosures to consumers, and its relationship with mortgage loan originators (“MLOs”) is subject to numerous federal laws, including the Real Estate Settlement Practices Act (“RESPA”) and its implementing regulation, Regulation X; the Truth in Lending Act (“TILA”) and Regulation Z; the Equal Credit Opportunity Act (“ECOA”) and Regulation B; the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act); the Home Mortgage Disclosure Act (“HMDA”) and Regulation C; the Gramm-Leach-Bliley Act (“GLBA”) and Regulation P; the Fair Credit Reporting Act (“FCRA”) and Regulation V; and the Mortgage Acts and Practices — Advertising Rule (“MAP Rule”) and Regulation N. Some of these laws and regulations directly apply to Homeowners Mortgage, while other obligations apply indirectly through its relationship with the MLOs. The states in which Homeowners Mortgage operates have corollary legal and regulatory regimes, as well as additional restrictions on the conduct of mortgage brokerage businesses that are specific to transactions within the given state. Beyond these laws and regulations, Homeowners Mortgage is subject to compliance with the terms of various governmental and government-sponsored enterprise (“GSE”) underwriting and compliance guides. These programs, such as those operated by the Federal Housing Administration (“FHA”), the Veterans Benefits Administration (“VA”), the United States Department of Agriculture (“USDA”), the Federal National Mortgage Association (“FNMA/Fannie Mae”), the Government National Mortgage Association (“GNMA/Ginnie Mae”), and the Federal Home Loan Mortgage Corporation (“FHLMC/Freddie Mac”) promulgate regulations and guidelines pursuant to which they will originate or guarantee mortgage loans.
Human Capital Resources and Organizational Culture
UHG operates with a mission to lead the industry by delivering high quality homes with exceptional value and a focus on customer satisfaction. As of December 31, 2025, UHG had approximately 195 full-time team members. UHG also has offices throughout its markets, including offices in the Upstate market in Mauldin, SC, an office in the Coastal market in Myrtle Beach, SC, and an office in Raleigh, NC. The regional concentration of UHG markets, mostly within a two-hour drive from corporate headquarters near Columbia in the Midlands market, allows UHG to retain a light, cost-effective team and infrastructure footprint in the Upstate, Coastal and Raleigh markets.
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
Item 1A. Risk Factors
The following risks, which should be considered carefully with the information provided elsewhere in this report, could materially adversely affect UHG’s business, financial condition or results of operations. Additional risks and uncertainties not currently known to UHG or that UHG currently deems to be immaterial also may materially adversely affect UHG’s business, financial condition or results of operations in future periods. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Risks Related to the Merger
The Per Share Amount will not be adjusted in the event of any change in the value of UHG or UHG’s common stock.
Upon the consummation of the Merger, each share of Class A common stock of UHG, par value $0.0001 per share (the “Class A Common Stock”) and Class B common stock of UHG, par value $0.0001 per share (the “Class B Common Stock” and together with Class A Common Stock, the “Company Common Stock”) that is issued and outstanding as of immediately prior to the Effective Time (other than shares of Company Common Stock to be canceled pursuant to the Merger Agreement or Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive cash in an amount equal to $1.18, without interest thereon (the “Per Share Amount”). The Per Share Amount will not be adjusted before or after consummation of the Merger. Except as expressly contemplated in the Merger Agreement, no change in the Per Share Amount will be made for any reason, including the following:
•changes in the business, operations, assets, liabilities and prospects of UHG;
•changes in the price at which shares of Class A Common Stock trade on Nasdaq;
•interest rates, general market and economic conditions, market and economic conditions in specific geographic regions, and other factors generally affecting UHG’s business;
•federal, state and local legislation, governmental regulation, and legal developments affecting UHG’s business;
•dissident stockholder activity, including any stockholder litigation challenging the transaction; and
•acquisitions, disposals, or new development opportunities.
Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that UHG pay a termination payment to Parent.
The Merger Agreement is subject to certain customary conditions set forth in the Merger Agreement, including, but not limited to (i) UHG receiving the Written Consent, as defined in the Merger Agreement, (which has been satisfied), (ii) the absence of any governmental authority of competent authority issuing any order, enacting a law or other legal restraint that makes consummation of the Merger illegal or otherwise prohibited, (iii) the accuracy of the representations and warranties of the parties made in the Merger Agreement, subject to applicable materiality qualifiers, (iv) the performance by each party of its covenants and agreements set forth in the Merger Agreement in all material respects, and (v) absence of any Company Material Adverse Effect since the date of the Merger Agreement that has occurred that is continuing. Consummation of the Merger is not subject to any financing condition.
There is no assurance that the Merger will be completed. Failure to consummate the Merger may adversely affect UHG’s results of operations and business prospects for the following reasons, among others: (i) UHG has incurred and will continue to incur certain transaction costs, regardless of whether the Merger closes, which could adversely affect UHG’s financial condition, results of operations and ability to make distributions to its stockholders, and (ii) the Merger, whether or not it closes, will divert the attention of certain management and other key employees of UHG from ongoing business activities, including the pursuit of other opportunities that could be beneficial to UHG.
In addition, UHG or Parent may terminate the Merger Agreement under certain circumstances, including, subject to certain limitations, if the Merger is not consummated by 11:59 p.m. Eastern Time, on August 22, 2026 (the “End Date”). Upon termination of the Merger Agreement under specified circumstances, including, without limitation, if the Merger Agreement is terminated (i) due to UHG willfully and materially breaching its representations, warranties or covenants in a manner that would result in certain closing conditions not being satisfied and is incapable of being cured by the End Date (or, if capable of being cured, is not cured within a 30-day cure period) or (ii) under certain circumstances and prior to such termination, an Acquisition Proposal for an Acquisition Transaction is publicly known and not publicly withdrawn and, within twelve months after the date of such termination, an Acquisition Transaction is consummated or UHG enters into an agreement providing for the consummation of an Acquisition Transaction, UHG will be required to pay Parent a termination fee of $4,000,000.
In addition, Parent will be required to pay UHG a termination fee of $4,000,000 if the Merger Agreement is terminated in certain circumstances, including, without limitation, (i) due to Parent or Merger Sub willfully and materially breaching its representations, warranties or covenants that does or would have a Parent Material Adverse Effect and is incapable of being cured by the End Date (or, if capable of being cured, is not cured within a 30-day cure period) or (ii) because all conditions to the Merger have been satisfied or waived (subject to customary exceptions) and Parent and Merger Sub fail to consummate the Merger after receiving written notification from UHG.

The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger could adversely affect UHG’s business, results of operations, financial condition, and the market price of UHG’s Class A common stock.
If the Merger is delayed or is not completed, UHG could be subject to a number of risks, including, but not limited to, the following:
•the market price of UHG’s Class A common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•the diversion of UHG’s management’s focus and resources from operational matters and other opportunities while working to implement the Merger;
•UHG may experience negative reactions from the financial markets or from its business partners or employees;
•disruptions to UHG’s business, including adverse changes in UHG’s relationships with vendors, suppliers, partners and employees, may occur;
•during the pendency of the Merger, UHG is subject to certain operating restrictions, including limits on UHG’s ability to start construction on additional homes, which may have the effect of decreasing UHG’s home sales revenue and earnings;
•UHG may be unable to attract and retain key personnel and recruit prospective employees, and the productivity of UHG’s employees may decline due to uncertainty regarding the Merger;
•UHG may be unable to pursue alternative business opportunities or make changes to UHG’s business pending the completion of the Merger;
•UHG has incurred, and expects to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which UHG may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by UHG even if the Merger is not completed;
•UHG may be required, under certain circumstances in which the Merger Agreement is terminated, to pay to Parent a termination fee of $4.0 million, which would require UHG to use cash that would have otherwise been available for general corporate purposes or other uses;
•UHG may be required to refinance its debt, and such refinancing may not be available on favorable terms, or at all; and
•UHG’s land banking partners may decide not to continue their relationships with UHG, and if UHG is unable to find replacement financing partners, UHG’s land acquisition activities and ability to maintain its lot pipeline would be negatively impacted.
In addition, if the Merger is not completed, UHG expects that these risks could materially affect UHG’s business and financial results.
Recent announcements regarding the results of the review of strategic alternatives and the resignations or planned resignations of members of UHG’s board of directors and resulting uncertainties regarding UHG’s ongoing governance have caused operational difficulties and disruptions, which are likely to continue and, if the Merger is not consummated, increase.
Since UHG’s announcement on October 20, 2025 regarding the results of the review of strategic alternatives and the resignation or planned resignation of substantially all of the members of the board of directors, UHG has faced significant operational difficulties. As subsequently announced, directors Robert Dozier Jr., Jason Enoch, and Alan Levine informed UHG of their willingness to remain on the Board and applicable committees beyond November 14, 2025, to ensure an orderly transition as director candidates were identified and recruited in order to maintain compliance with the requirements under Nasdaq Listing Rule 5605. In the months following these announcements, numerous key counterparties, including UHG’s auditors, lenders, land banking partners, and insurers expressed concern regarding UHG’s ongoing corporate governance. Management of UHG has engaged in discussions with these and other counterparties regarding, among other things, maintaining compliance with loan covenants, and planning for UHG’s ongoing operations. On February 22, 2026, UHG entered into the Merger Agreement. Despite these discussions and announcements, UHG cannot provide any assurance that any counterparties will continue to engage in business with UHG. In addition, if the Merger is not consummated, UHG expects that it will need to identify and seat a number of replacement directors. If UHG does not have an adequate number of independent directors constituting its Audit Committee, UHG will be unable to obtain an audit opinion, which will adversely affect UHG’s ability to meet its SEC reporting obligations and will cause UHG to be in default under its debt arrangements. If these existing and prospective key relationships are unwilling to continue to engage with UHG during the pendency of the Merger, or if the Merger is not consummated, UHG will face significant restrictions on its ability to operate.

The pendency of the Merger, including as a result of the restrictions on the operation of UHG’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect UHG’s business and operations.
During the pendency of the Merger, some business partners or vendors of UHG may delay or defer decisions, which could negatively impact UHG’s revenues, earnings, cash flows, and expenses, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, UHG may be unable, without the consent of Parent, to make certain significant capital expenditures, undertake certain significant financing transactions, and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
UHG has incurred, and expects to continue to incur, substantial expenses related to the Merger.
UHG has incurred, and expects to continue to incur, substantial expenses in connection with completing the Merger. Although UHG has assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of UHG that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the actual transaction expenses associated with the Merger could significantly exceed the estimated transaction expenses.
Litigation challenging the Merger may increase transaction costs and prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
If any stockholder files a lawsuit challenging the Merger, UHG can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation or settlement of such claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may prevent the completion of the Merger in the expected time frame, or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect UHG’s operations.
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
A substantial majority of UHG’s customers finance their home purchases through lenders that provide mortgage financing. Rising interest rates, decreased availability of mortgage financing, reduced access to certain mortgage programs, higher down payment requirements or increased monthly mortgage costs, among other factors, may lead to reduced demand for UHG’s homes and mortgage loans. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in the summer of 2020, which made the homes UHG sells more affordable. Mortgage rates climbed abruptly beginning in 2022 before stabilizing and decreasing slightly in recent years. UHG cannot predict whether mortgage rates will continue to climb, remain at the current levels, or fall. If mortgage rates continue at current levels or increase, the ability of prospective homebuyers to finance home purchases may be adversely affected and, as a result, UHG’s business, operating results and financial condition may be adversely affected.
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
The federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities (“MBS”) originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and VA. The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing the sale of UHG’s homes. The secondary market for mortgage loans continues to primarily prefer securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and UHG believes the liquidity these agencies provide to the mortgage industry is important to the housing market. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. Additionally, the FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of UHG’s homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce UHG’s home sales, which could have a material adverse effect on its business, prospects, liquidity, financial condition and results of operations.
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
While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of UHG’s potential homebuyers. For example, the Tax Cuts and Jobs Act, which became effective January 1, 2018, contained substantial changes to the Internal Revenue Code of 1986, as amended (the “Code”), including (i) limitations on the ability of homebuyers to deduct property taxes, (ii) limitations on the ability of homebuyers to deduct mortgage interest and (iii) limitations on the ability of homebuyers to deduct state and local income taxes. Any similar future changes could also have a material adverse impact on UHG’s business, prospects, liquidity, financial condition and results of operations. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on UHG’s business and financial results.
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
UHG launched multi-faceted operational improvement initiatives in 2024 which continued throughout 2025. See Item 1. Business, for further discussion of certain of these initiatives. UHG’s ability to successfully execute these initiatives is subject to various risks and uncertainties and there can be no assurance regarding the timing of or extent to which UHG will realize the anticipated benefits, if at all. These risks could result in operational inefficiencies or other unforeseen complications that may adversely affect UHG’s business operations. Additionally, these initiatives require allocation of both financial and operational resources, and management and key employees may be required to focus on one or more of these initiatives and may give less focus to UHG’s day-to-day operations, which could negatively impact UHG’s overall business performance. Further, any delays, cost overruns, or implementation difficulties could negatively impact the expected results of these initiatives.
UHG may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price.
UHG may be forced to write down or write off assets, including intangible assets such as goodwill, restructure operations, or incur impairment or other charges that could result in losses, including due to factors outside of UHG’s business and control. For example, UHG has recorded intangible assets, including goodwill, in connection with the acquisition of selected assets of Herring Homes, LLC and Creekside Custom Homes, LLC (which were accounted for as a business combination) and acquisition of common stock of Rosewood Communities, Inc. totaling $10.7 million as of December 31, 2025. If UHG were to determine that a significant impairment of any such intangible assets has occurred, UHG would be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on UHG’s results of operations in the period in which the write-off occurs. During the fourth quarter of 2025, UHG’s management identified indicators of potential impairment including a decline in market capitalization and a decline in performance compared to the original projected underwriting of the acquisitions, and as a result, recorded a goodwill impairment of $1.1 million. In addition, unexpected risks may arise and previously known risks may materialize in a manner not consistent with UHG’s risk analysis. Even though these charges may be non-cash items and not have an immediate impact on UHG’s liquidity, the fact that UHG reports charges of this nature could contribute to negative market perceptions about UHG or its securities. Accordingly, UHG’s securities could suffer a reduction in value.
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
The coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly. As a result, an increasing number of UHG’s subcontractors may be unable to obtain insurance. If UHG cannot effectively recover construction defect liabilities and costs of defense from its subcontractors or their insurers, or if it has self-insured liabilities, it may suffer losses. Coverage may be further restricted and become even more costly. Such circumstances could adversely affect UHG’s business, financial condition, and operating results.
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
As of December 31, 2025, UHG’s consolidated homebuilding debt was approximately $78.2 million, of which was secured by inventory pursuant to the Syndicated Line with Wells Fargo (as defined herein), and carried a weighted average interest rate of 7.48% as of December 31, 2025. UHG’s obligations under the Credit Agreement with Kennedy Lewis (as defined herein) are secured by a security interest in 100% of the capital stock of Great Southern Homes, Inc., a subsidiary of UHG (“GSH”). See Note 9 - Debt of the Notes to the Consolidated Financial Statements contained in this report. The amount and the maturities of UHG’s debt could have important consequences on UHG’s cash flows and results of operations. For example, UHG’s obligations to service its debt facilities could require the dedication of a substantial portion of cash flow from operations to payment of debt and reduce the ability to use cash flow for other operating or investing purposes; limit the flexibility to adjust to changes in business or economic conditions; and limit the ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements. The covenants, restrictions or limitations in UHG’s debt facilities could limit its ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict its activities or business plans and adversely affect its ability to finance operations, acquisition, investments or strategic alliances or other capital needs or to engage in other business activities that would be in its interest.
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
Failure to further extend the Wells Fargo Facility beyond 2027 could have a material adverse effect on UHG’s ability to meet the financing requirements of its business.
The Wells Fargo Facility has a stated maturity date in 2027, which date may be extended by one year upon UHG’s request and subject to the consent of the extending lenders and the other terms of the Wells Fargo Facility. If UHG is unable to extend the Wells Fargo Facility or find a new source of borrowing on acceptable terms, UHG will be required to pay down the amounts outstanding under the Wells Fargo Facility, which may require UHG to sell assets, seek additional equity financing (which will result in additional dilution to stockholders) or reduce or delay capital expenditures, any of which could have a material adverse effect on UHG’s operations and financial condition. If UHG does not have sufficient funds and is otherwise unable to arrange financing, its assets may be foreclosed upon which could have a material adverse effect on UHG’s business, financial condition and results of operations. In addition, UHG would be restricted in its ability to acquire new investments, and UHG’s independent registered public accounting firm could raise an issue as to UHG’s ability to continue as a going concern.
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
UHG’s Class A common stock has one vote per share, and UHG’s Class B common stock has two votes per share. All of UHG’s Class B common stock is held by Michael Nieri, UHG’s Executive Chairman, and family trusts established for the benefit of certain of Mr. Nieri’s family members (such trusts collectively, the “Nieri Trusts”). As a result, Mr. Nieri and the Nieri Trusts control a majority of the voting power of the outstanding UHG Common Shares. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to UHG’s stockholders for their vote or approval, except as otherwise required by applicable law or UHG’s Amended and Restated Certificate of Incorporation. Accordingly, Mr. Nieri and the Nieri Trusts will likely effectively control all matters submitted to the stockholders, including the election of directors, amendments of organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of UHG’s assets, or other major corporate transaction requiring stockholder approval, including the Merger.
Mr. Nieri may have interests that differ from those of other UHG stockholders and may vote in a way with which other stockholders disagree, and which may be adverse to other stockholders’ interests. This concentrated control is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer, or proxy contest for the removal of directors. As a result, UHG’s dual class structure, coupled with Mr. Nieri’s and the Nieri Trusts’ concentration of stock ownership, may have the effect of depriving UHG’s stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace directors and management.
Following the execution of the Merger Agreement, on February 22, 2026, Mr. Nieri and certain of his affiliates, who collectively hold approximately 70% of the total voting power of the outstanding UHG Common Shares, executed and delivered to UHG a written consent (the “Written Consent”) adopting the Merger Agreement and approving the Merger and the other transactions contemplated thereby. As a result of the execution and delivery of the Written Consent, the holders of at least a majority of the outstanding shares of UHG Common Shares with the right to vote thereon have adopted and approved the Merger Agreement. The delivery of the Written Consent constituted the necessary approval of stockholders for the approval of the Merger.
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
UHG’s Amended and Restated Certificate of Incorporation provides that unless UHG consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action brought by a stockholder on behalf of UHG, (ii) any claim of breach of a fiduciary duty owed by any of UHG’s directors, officers, stockholders, or employees, (iii) any claim against UHG arising under its charter or bylaws or the Delaware General Corporation Law and (iv) any claim against UHG governed by the internal affairs doctrine. The Amended and Restated Certificate of Incorporation designates the United States District Court for the District of Delaware as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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
UHG’s Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. UHG is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for UHG’s securities. These provisions include:
•if the holders of Class B common shares no longer hold at least a majority in voting power of UHG’s outstanding common shares, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of UHG’s stockholders;
•if the holders of Class B common shares no longer hold at least a majority in voting power of UHG’s outstanding common shares, a denial of the right of stockholders to call a special meeting;

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
As of December 31, 2025, UHG had outstanding (i) public warrants and private placement warrants to purchase up to an aggregate of 11,591,663 shares of Class A common stock, and (ii) warrants to purchase up to 746,947 shares of Class A common stock that were issued in connection with warrant agreements. UHG may also issue up to 21,886,379 shares of Class A common stock upon the achievement of certain earnout conditions, and may issue shares of Class A common stock in connection with equity based awards, 6,216,615 of which were outstanding as of December 31, 2025 (such equity-based compensatory awards are generally subject to vesting requirements). UHG may also issue a substantial number of additional shares of common stock (or securities convertible, exercisable or exchangeable for common stock) in the future, including in connection with acquisitions, pursuant to compensation arrangements (including under the United Homes Group, Inc. 2023 Equity Incentive Plan) or as a result of financing transactions. During the pendency of the Merger, UHG's ability to issue additional securities is restricted by the Merger Agreement.
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
As a public company, UHG is subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. The requirements of these rules and regulations have increased, and UHG expects will continue to increase, its legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on its personnel, systems, and resources. For example, the Exchange Act requires, among other things, that UHG timely file annual, quarterly, and current reports with respect to its business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, UHG’s management’s attention may be diverted from other business concerns, which could harm UHG’s business, financial condition, and results of operations. If UHG is required to hire additional employees or engage outside consultants to assist it in complying with these requirements, UHG’s operating expenses will increase.
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
UHG is an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to such companies, its securities may be less attractive to investors.
UHG is an “emerging growth company” and a “smaller reporting company.” As such, UHG is subject to reduced disclosure obligations in its periodic reports and proxy statements. In addition, as an emerging growth company, UHG is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. UHG has elected to adopt these reduced disclosure requirements. UHG could be an emerging growth company until December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the Initial Public Offering (January 25, 2026)), although UHG could lose that status earlier in the event it were to issue non-convertible debt securities exceeding $1.0 billion prior to December 31, 2026.
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
•the pendency of the Merger;
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
UHG generally will be a USRPHC for any taxable year in which 50% or more of the value of its assets is attributable to interests in real property located in the United States. This is a factual determination that must be made annually and is dependent on various factors, including UHG’s market capitalization. UHG believes it is a USRPHC as of the year ended December 31, 2025. UHG cannot assure its shareholders that it will not be a USRPHC in the future. If UHG is a USRPHC at any time during a Non-U.S. holder’s holding period in its shares of Class A common stock, a Non-U.S. Holder owning more than 5% of UHG’s Class A common stock will generally be subject to U.S. federal income tax on its gain realized on a sale or other taxable disposition of its shares of Class A common stock. Because of these adverse tax consequences, non-U.S. investors may choose not to invest in UHG. Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of UHG’s common stock.
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
UHG’s information technology (IT) security team reviews enterprise risk management-level cybersecurity risks and reports on these findings. In addition, UHG has a set of company-wide policies and procedures that directly or indirectly relate to cybersecurity, such as policies related to antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.
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
Engage Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, UHG’s IT personnel incorporate external resources and advisors as needed on cybersecurity planning, reporting, and monitoring. These third-party relationships enable UHG to leverage specialized knowledge and insights to ensure UHG’s cybersecurity strategies and processes are aligned with industry best practices. In addition to collaboration with various third parties, all of UHG’s employees are required to complete cybersecurity training at least once every year.
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
Monitor Cybersecurity Incidents
UHG’s IT security team regularly monitors alerts and meets to discuss threat levels, trends, and remediation. The team also prepares a monthly report on cybersecurity threats and risk areas and conducts an annual risk assessment. This ongoing knowledge acquisition and continuing education is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. In the event a security incident is alerted, upper management and the incident response team will be notified and the steps identified in the Incident Response Plan, or IRP, will be initiated. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
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
The Rosewood segment also owns a local office in Greer, South Carolina. See “Business - Land Acquisition Strategy and Development Process - Owned and Controlled Lots” for a summary of the other properties that UHG owned or controlled as of December 31, 2025.

Item 3. Legal Proceedings
From time to time, UHG is a party to ongoing legal proceedings in the ordinary course of business. See Note 13 - Commitments and Contingencies - Litigation of the Notes to the Consolidated Financial Statements contained in this report for information about certain pending legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
UHG’s Class A common shares are listed on the Nasdaq Global Market and UHG’s public warrants are listed on the Nasdaq Capital Market (the “Nasdaq”) under the symbols “UHG” and “UHGWW,” respectively. UHG’s Class B common shares and private warrants are not listed or traded on any exchange. As of March 10, 2026, there were 40 holders of record of UHG’s Class A common shares, 5 holders of record of UHG’s Class B common shares, 1 holder of record of UHG’s public warrants, and 4 holders of record of UHG’s private warrants. Such numbers include Cede & Co. but do not include beneficial owners holding UHG’s securities through nominee names.
Dividends
UHG has not paid any cash dividends on Class A common shares to date. UHG may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, UHG’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, the ability to pay dividends is restricted by the Merger Agreement and may be limited by covenants of any existing and future outstanding indebtedness the company or its subsidiaries incur. UHG does not anticipate declaring any cash dividends to holders of the Class A common shares in the foreseeable future.
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
Overview
UHG designs, builds and sells homes in South Carolina, North Carolina and Georgia. The geographical markets in which UHG presently operates its homebuilding business are high-growth markets, with substantial in-migrations and employment growth. The Company employs a land-light lot operating strategy, with a focus on the design, construction and sale of entry-level, first, second and some third-time move-up single-family houses and custom builds. UHG principally builds detached single-family houses, and, to a lesser extent, attached single-family houses, including duplex houses and town houses.
UHG’s pipeline as of December 31, 2025 consists of approximately 7,200 lots, which includes lots that UHG may acquire from third party lot option contracts or land bank option contracts, in addition to lots that are owned or controlled by related parties and which UHG expects to obtain the contractual right to acquire.
Since its founding in 2004, UHG has delivered over 16,000 homes and currently builds in 57 active subdivisions at prices that generally range from approximately $200,000 to approximately $600,000. For the years ended December 31, 2025 and 2024, UHG had 1,227 and 1,399 net new orders, and generated approximately $406.7 million and $463.7 million in revenue on 1,192 and 1,431 closings, respectively.
UHG intends to grow organically, both arising out of its historical operations which may include entry into new markets and growth in community count, and through expansion of its mortgage joint venture Homeowners Mortgage. UHG expects that continued operation of Homeowners Mortgage will add to UHG’s revenue and EBITDA growth, improve buyer traffic conversion, and reduce backlog cancellation rates.
Fiscal year 2025 proved to be a challenging year for the homebuilding industry as market conditions reflected persistently elevated mortgage interest rates, affordability concerns, and overall macroeconomic and geopolitical uncertainties. These headwinds, coupled with delayed new community openings predominately in the first half of 2025, negatively impacted several financial and operational metrics in 2025, including net new orders and closings which decreased by 12.3% and 16.7%, respectively, compared to 2024. In response to the current environment, the Company continues to provide discounts on base home prices and utilize various sales incentives, primarily in the form of buyer financing incentives such as mortgage rate buy downs, mortgage forward commitments, or cash incentives applied against closing costs.
In 2025, the Company remained focused on the execution of several key initiatives targeted at accelerating sales and improving gross margins. These operational enhancements included refreshing the Company’s portfolio of house plans, expanding customization options for buyers, and a strategic rebidding of supplier contracts to reduce direct construction costs. The Company’s ongoing efforts were able to offset heavier discounting during the year, which resulted in a slight increase in gross margin of 40 basis points when compared to the prior year.
UHG’s revenues decreased from approximately $463.7 million for the year ended December 31, 2024 to $406.7 million for the year ended December 31, 2025. For the year ended December 31, 2025, UHG generated a net loss of approximately $16.3 million, which included deferred tax expense of $20.4 million related to a valuation allowance against the Company's net deferred tax assets, partially offset by a gain of $9.9 million related to the change in fair value of derivative liabilities, gross margin of 17.6%, adjusted gross margin of 19.7%, and adjusted EBITDA margin of 5.5%, representing a decrease of $63.2 million, and a percentage increase of 0.4%, and decreases of 0.2%, and 1.3%, respectively, from the year ended December 31, 2024.
Adjusted gross profit, EBITDA, and adjusted EBITDA are not financial measures under generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how UHG computes these non-GAAP financial measures and for reconciliations to the most directly comparable GAAP financial measure.
Recent Developments
Merger Agreement
On February 22, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Stanley Martin Homes, LLC (“Parent”) and its wholly owned subsidiary, pursuant to which the subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A and Class B common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares to be canceled pursuant to the Merger Agreement and any shares held by stockholders who properly exercise dissenters’ rights under applicable law) will be converted into the right to receive $1.18 in cash per share, without interest (the “Per Share Amount”). The Merger is expected to be completed in the second quarter of 2026 and is subject to customary closing conditions. If the Merger is consummated, the Company’s common stock and warrants will be delisted from the Nasdaq Global Market and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company. Refer to Note 21 - Subsequent Events of the Notes to the Consolidated Financial Statements and “Risk Factors” for additional information.
Factors Affecting the Comparability of UHG's Financial Condition and Results of Operations
UHG’s historical financial condition and results of operations for the periods presented are not expected to be indicative of UHG’s future performance, either from period to period or going forward as a result of the following reasons:
Change in Fair Value of Derivative Liabilities
Change in fair value of derivative liabilities includes certain stock options issued under the 2023 Plan, public and private warrants, common shares to be issued upon the achievement of certain future earnout conditions (“Earnout Shares”), and embedded derivatives associated with the Company’s term loan that are required to be bifurcated. These instruments were recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging and are marked to market at the end of each reporting period. With the exception of the public warrants, the fair values of each derivative liability are determined using Level 3 inputs. The models used to fair value the derivative liabilities rely on significant assumptions and inputs, including the Company’s stock price, which may cause volatility in the fair value each reporting period. Fluctuations in the fair value of derivative liabilities as a result of Level 3 inputs may impact the comparability of UHG’s results of operations.
Loss on Extinguishment of Convertible Notes
Loss on extinguishment of convertible notes relates to the Company’s redemption of its previously issued Convertible Notes on December 11, 2024 and is accounted for as a debt extinguishment in accordance with ASC 405, Liabilities. The loss represents the difference between the total reacquisition price, including the make-whole amount, and the net carrying amount of the Convertible Notes as of the redemption date. In connection with this transaction, the Company paid to the convertible note investors (a) an aggregate of $70.0 million, plus accrued and unpaid interest, and (b)

an aggregate of 10,168,850 shares of Class A Common Stock with a fair value of $4.41 per share. The loss on extinguishment is non-recurring in nature and is directly attributable to the early redemption of the Convertible Notes. As such, its recognition may impact the comparability of the Company’s results of operations for the period, as similar charges are not expected to recur absent additional debt modification or extinguishment transactions.
Income Tax Expense
For the year ended December 31, 2025, income tax expense for the period is primarily attributable to the Company’s recognition of a full valuation allowance of $20.4 million against its net deferred tax assets. The Company records deferred tax assets to the extent it is more likely than not that such assets will be realized based on an evaluation of available positive and negative evidence, including recent operating results and expectations regarding future taxable income. Based on this assessment, in 2025 management concluded that a full valuation allowance was appropriate.
The establishment of a full valuation allowance reflects management’s judgment regarding the realizability of deferred tax assets at a specific point in time and is reevaluated each reporting period based on the Company’s operating performance, future taxable income, and updated assessments of realizability. Accordingly, the resulting income tax expense for 2025 may impact the comparability of the Company’s results of operations for the periods presented.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents summary results of operations for the periods indicated (dollar amounts in thousands except average sales price):

	Year Ended December 31,		Period over period
	2025	2024	Change ($)	Change (%)
Statements of Operations
Revenue, net of sales discounts	$406,692	$463,714	$(57,022)	(12.3)%
Cost of sales	334,955	383,884	(48,929)	(12.7)%
Selling, general and administrative expense	71,766	74,700	(2,934)	(3.9)%
Other expense, net	(9,326)	(12,483)	3,157	(25.3)%
Equity in net earnings from investment in joint venture	1,057	1,529	(472)	(30.9)%
Goodwill impairment	(1,147)	—	(1,147)	NM
Loss on extinguishment of Convertible Notes	—	(45,642)	45,642	NM
Change in fair value of derivative liabilities	9,940	88,653	(78,713)	(88.8)%
Income before taxes	$495	$37,187	$(36,692)	(98.7)%
Income tax expense (benefit)	16,747	(9,719)	26,466	(272.3)%
Net (loss) income	$(16,252)	$46,906	$(63,158)	(134.6)%
Other Financial and Operating Data:
Active communities at end of period(a)	57	46	11	23.9%
Home closings	1,192	1,431	(239)	(16.7)%
Average sales price of homes closed(b)	$341,314	$329,111	$12,203	3.7%
Net new orders (units)	1,227	1,399	(172)	(12.3)%
Cancellation rate	13.0%	11.4%	1.6%	14.4%
Backlog	192	157	35	22.3%
Gross profit	$71,737	$79,830	$(8,093)	(10.1)%
Gross margin(c)	17.6%	17.2%	0.4%	2.3%
Adjusted gross profit(d)	$80,127	$92,407	$(12,280)	(13.3)%
Adjusted gross margin(c)	19.7%	19.9%	(0.2)%	(1.0)%
EBITDA(d)	$18,013	$60,432	$(42,419)	(70.2)%
EBITDA margin(c)	4.4%	13.0%	(8.6)%	(66.2)%
Adjusted EBITDA(d)	$22,543	$31,636	$(9,093)	(28.7)%
Adjusted EBITDA margin(c)	5.5%	6.8%	(1.3)%	(19.1)%
______________________________
NM - Not Meaningful
(a)UHG had 8 communities in closeout as of the year ended December 31, 2025 and 13 communities in closeout as of the year ended December 31, 2024. These communities are not included in the count of “Active communities at end of period.”
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
Revenues: Revenues for the year ended December 31, 2025 were $406.7 million, a decrease of $57.0 million, from $463.7 million for the year ended December 31, 2024. The decrease in revenues was primarily attributable to the decrease in production-built home closings, partially offset by an increase of 3.7% in average sales price of production-built homes. Additionally, for the year ended December 31, 2024 closings included 60 build-to-rent units with significantly lower ASPs, compared to no build-to-rent closings for the year ended December 31, 2025. The decline in the total number of homes closed as compared to the year ended December 31, 2024 is isolated to the GSH South Carolina segment, which decreased 18.6%.
The following table provides a summary of the Company’s revenues, home closings, and ASP in each of the reportable segments (revenues in thousands):

	Year Ended December 31,
	2025			2024			Period over period change
	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]	Revenues	Closings	ASP[1]
GSH South Carolina	$358,745	1,106	$324,389	$419,453	1,358	$313,814	(14.5)%	(18.6)%	3.4%
Rosewood	32,847	52	639,157	25,750	39	660,395	27.6%	33.3%	(3.2)%
Other[2]	15,100	34	444,118	18,511	34	541,500	(18.4)%	—%	(18.0)%
Total	$406,692	1,192	$341,314	$463,714	1,431	$329,111	(12.3)%	(16.7)%	3.7%
______________________
1 Average sales price of homes closed, excluding the impact of percentage of completion revenues and build-to-rent revenues.
2 Other consists of UHG’s homebuilding operations in Raleigh, NC.
Cost of Sales and Gross Profit: Cost of sales for the year ended December 31, 2025 was $335.0 million, a decrease of $48.9 million, from $383.9 million for the year ended December 31, 2024. The decrease in Cost of sales was largely attributable to a decrease in home closings of 16.7% compared to the same period in 2024.
Gross profit for the year ended December 31, 2025 was $71.7 million, a decrease of $8.1 million, from $79.8 million for the year ended December 31, 2024. Gross profit as a percentage of revenue for the year ended December 31, 2025 was 17.6%, an increase of 0.4%, as compared to 17.2% for the year ended December 31, 2024. The increase in gross profit as a percentage of revenue is attributable to a decrease in direct costs and interest as a percentage of revenue, partially offset by higher discounting.
Adjusted Gross Profit: Adjusted gross profit for the year ended December 31, 2025 was $80.1 million, a decrease of $12.3 million, as compared to $92.4 million for the year ended December 31, 2024. Adjusted gross profit as a percentage of revenue for the year ended December 31, 2025 was 19.7%, a decrease of 0.2%, as compared to 19.9% for the year ended December 31, 2024. Adjusted gross margin decreased slightly due primarily to increased discounting, partially offset by reduced direct construction costs. Adjusted gross profit is a non-GAAP financial measure. For the definition of adjusted gross profit and a reconciliation to UHG’s most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”
Selling, General and Administrative Expense: Selling, general and administrative expense for the year ended December 31, 2025 was $71.8 million, a decrease of $2.9 million, from $74.7 million for the year ended December 31, 2024. The decrease in selling, general and administrative expense was primarily attributable to a $5.8 million decrease in commission expense due to less broker incentives and fewer closings, a $1.1 million reduction in severance expense related to the June 2024 RIF, partially offset by increases in transaction costs of $1.5 million, and salaries and wages of $2.6 million.
Other Expense, Net: Total other expense, net for the year ended December 31, 2025 was $9.3 million, a decrease of $3.2 million as compared to $12.5 million for the year ended December 31, 2024. The decrease was primarily driven by a $3.3 million reduction in interest expense due to the refinance of the Company’s corporate debt.
Equity in Net Earnings from Investment in Joint Venture: Equity in net earnings from investment in joint venture for the year ended December 31, 2025 was $1.1 million, a decrease of $0.4 million, as compared to $1.5 million for the year ended December 31, 2024.
Goodwill Impairment: Goodwill impairment for the year ended December 31, 2025 was $1.1 million compared to no goodwill impairment for the year ended December 31, 2024. During the fourth quarter of 2025, management identified indicators of potential impairment associated with the Company’s business acquisitions, including a decline in market capitalization and a decline in performance compared to the original projected underwriting of the acquisitions. Consequently, the Company performed a quantitative impairment analysis in accordance with ASC 350, Intangibles-Goodwill and Other as of December 1, 2025. As a result of the quantitative assessment, the Company recorded a total impairment charge of $1.1 million for the year ended December 31, 2025.
Loss on Extinguishment of Convertible Notes: Loss on extinguishment of Convertible Notes for the year ended December 31, 2024 was $45.6 million and is attributable to the redemption of the Convertible Notes that occurred in

December 2024. As a result of the redemption, the Company paid to the Convertible Note Investors (a) an aggregate of $70.0 million, plus accrued and unpaid interest through the redemption date, and (b) an aggregate of 10,168,850 shares of Class A Common Stock with a fair value of $4.41 per share. The majority of the loss on extinguishment of Convertible Notes is attributable to the make-whole payment of $37.1 million.
Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities for the year ended December 31, 2025 was a gain of $9.9 million as compared to a gain of $88.7 million for the year ended December 31, 2024. Under ASC 815, Derivatives and Hedging, derivative liabilities are marked to market each reporting period with changes recognized on the consolidated statements of operations. The overall increase is primarily attributable to changes in the fair value of the Earnout Shares, which fluctuates each period due to changes in the Company's stock price.
Income Before Taxes: The following table provides a summary of the Company’s income before taxes by reportable segment (in thousands, except percentage change):

	Year Ended December 31,		Period over period
	2025	2024	Change ($)	Change (%)
GSH South Carolina	$14,562	$30,154	$(15,592)	(51.7)%
Rosewood	(1,103)	(1,475)	372	25.2%
Other[1]	(1,205)	(2,939)	1,734	59.0%
Segment total	12,254	25,740	(13,486)	(52.4)%
Corporate[2]	(22,756)	(33,093)	10,337	31.2%
Equity in net earnings from investment in joint venture	1,057	1,529	(472)	(30.9)%
Loss on extinguishment of Convertible Notes	—	(45,642)	45,642	NM
Change in fair value of derivative liabilities	9,940	88,653	(78,713)	(88.8)%
Consolidated income before taxes	$495	$37,187	$(36,692)	(98.7)%
___________________
1 Other consists of UHG’s homebuilding operations in Raleigh, NC.
2 Corporate items included within consolidated income before taxes includes unallocated corporate overhead, stock-based compensation, corporate interest income and expense, and other corporate level items not allocated to the segments.
NM - Not Meaningful
Income before taxes for the year ended December 31, 2025 decreased $36.7 million from the year ended December 31, 2024. The decrease was primarily due to a decrease in the change in fair value of derivative liabilities of $78.7 million and a decrease in gross profit of $8.1 million, partially offset by the loss on extinguishment of Convertible Notes in the prior period of $45.6 million and a $3.3 million reduction in interest expense in Other expense, net.
GSH South Carolina: The $15.6 million decrease in income before taxes for the year ended December 31, 2025 compared to the same period in the prior year was primarily due to a decrease in closings of 18.6%, which resulted in lower gross profit, higher operating costs as a percentage of revenue and higher interest costs as a percentage of revenue.
Rosewood: The $0.4 million increase in pre-tax profitability for the year ended December 31, 2025 compared to the same period in the prior year was primarily attributable to an increase of 33.3% in home closings coupled with a 5.5% increase in gross margin, partially offset by increased operating expenses and $0.6 million of goodwill impairment incurred in the year ended December 31, 2025.
Other: The $1.7 million increase in pre-tax profitability for Raleigh for the year ended December 31, 2025 compared to the same period in the prior year was primarily attributable to a $2.2 million decrease in operating expenses caused by reduced severance and salaries costs, partially offset by $0.5 million in goodwill impairment incurred in the year ended December 31, 2025.
Income Tax Expense (Benefit): Income tax expense for the year ended December 31, 2025 was $16.7 million as compared to an income tax benefit of $9.7 million for the year ended December 31, 2024. The Company's estimated annual effective tax rate as of December 31, 2025 is 3,351.3% as compared to (26.1)% as of December 31, 2024. The change in the estimated annual effective tax rate was primarily driven by the establishment of a full valuation allowance of $20.4 million against the Company’s net deferred tax assets, and a $36.7 million reduction in income before taxes.

Net New Orders: Net new orders for a period is gross sales of homes less any customer cancellations received during the same period. Net new orders for the year ended December 31, 2025 were 1,227 units, a decrease of 172 units, from 1,399 units for the year ended December 31, 2024.
Cancellation Rate: The cancellation rate is the total cancellations during the period divided by the total number of new sales for homes during the period. The cancellation rate for the year ended December 31, 2025 was 13.0%, an increase of 1.6%, from 11.4% for the year ended December 31, 2024.
Backlog: Backlog consists of homes sold but not yet closed with customers. Backlog represents the number of homes in backlog from the previous period plus sales of homes during the current period less cancellations of existing sales contracts and home closings during the current period. A portion of the homes in backlog will not result in homes delivered due to cancellations.
Backlog as of December 31, 2025 was 192 units, an increase of 35 units, from 157 units as of December 31, 2024. The following table provides a summary of the Company’s backlog inventory, backlog value, and average sales price of backlog inventory in each of the reportable segments (backlog value in thousands):

	As of December 31, 2025			As of December 31, 2024			Period over period change
	Backlog inventory	Backlog value[1]	Backlog ASP[2]	Backlog inventory	Backlog value[1]	Backlog ASP[2]	Backlog inventory	Backlog value[1]	Backlog ASP[2]
GSH South Carolina	176	$59,042	$335,466	144	$49,537	$344,007	22.2%	19.2%	(2.5)%
Rosewood	13	7,939	610,692	10	7,134	713,400	30.0%	11.3%	(14.4)%
Other[3]	3	1,154	384,667	3	1,615	538,333	—%	(28.5)%	(28.5)%
Total	192	$68,135	$354,870	157	$58,286	$371,248	22.3%	16.9%	(4.4)%
________________________
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

	Year Ended December 31,
	2025	2024
Revenue, net of sales discounts	$406,692	$463,714
Cost of sales	334,955	383,884
Gross profit	$71,737	$79,830
Interest expense in cost of sales	5,648	8,563
Amortization in homebuilding cost of sales(a)	2,668	3,049
Abandoned project costs	74	508
Severance expense in cost of sales	—	348
Non-recurring remediation costs	—	109
Adjusted gross profit	$80,127	$92,407
Gross margin(b)	17.6%	17.2%
Adjusted gross margin(b)	19.7%	19.9%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments
(b) Calculated as a percentage of revenue
EBITDA and Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are supplemental non-GAAP financial measures used by management of the Company. The Company defines EBITDA as net income before (i) capitalized interest expensed in cost of sales, (ii) interest expensed in other (expense) income, net, (iii) depreciation and amortization, and (iv) taxes. The Company defines adjusted EBITDA as EBITDA before stock-based compensation expense, transaction cost expense, amortization included in homebuilding cost of sales, severance expense, abandoned project costs, goodwill impairment, change in fair value of derivative liabilities, loss on extinguishment of Convertible Notes, and non-recurring remediation costs. Management of the Company believes EBITDA and adjusted EBITDA are useful because they provide a more effective evaluation of UHG’s operating performance and allow comparison of UHG’s results of operations from period to period without regard to UHG’s financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. UHG’s computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies.
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (in thousands, except percentages).

	Year Ended December 31,
	2025	2024
Net (loss) income	$(16,252)	$46,906
Interest expense in cost of sales	5,648	8,563
Interest expense in other expense, net	9,180	12,439
Depreciation and amortization	2,420	1,945
Taxes	17,017	(9,421)
EBITDA	$18,013	$60,432
Stock-based compensation expense	6,563	6,476
Transaction cost expense	3,893	2,428
Amortization in homebuilding cost of sales(a)	2,668	3,049
Severance expense	125	1,645
Abandoned project costs	74	508
Goodwill impairment	1,147	—
Change in fair value of derivative liabilities	(9,940)	(88,653)
Loss on extinguishment of Convertible Notes	—	45,642
Non-recurring remediation costs	—	109
Adjusted EBITDA	$22,543	$31,636
EBITDA margin(b)	4.4%	13.0%
Adjusted EBITDA margin(b)	5.5%	6.8%
______________________________
(a) Represents expense recognized resulting from purchase accounting adjustments
(b) Calculated as a percentage of revenue
Liquidity and Capital Resources
Overview
UHG funds its operations from its current cash holdings and cash flows generated by operating activities, as well as borrowings under the revolving credit facility (“Syndicated Line”), as further described below. As of December 31, 2025, UHG had approximately $24.4 million in cash and cash equivalents, an increase of $1.8 million, from $22.6 million as of December 31, 2024. As of December 31, 2025 and 2024, UHG had approximately $56.4 million and $96.4 million, respectively, in unused committed capacity, calculated in accordance with the Syndicated Line.
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
UHG believes that its current cash holdings including cash generated from continuing operations and cash available under the Syndicated Line will be sufficient to satisfy its short term and long term cash requirements for working capital to support its daily operations and meet current commitments under its contractual obligations. The Company’s liquidity and profitability could be adversely impacted by continued operational headwinds or future events of default on the Company’s existing debt.
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

The Company’s strategy is to acquire developed lots through third party and related party land developers and land bank partners pursuant to lot purchase agreements and land banking arrangements. When entering into these contracts, the Company agrees to purchase finished lots at predetermined prices, time frames, and quantities that match expected selling pace in the community. Most lot purchase agreements require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. As of December 31, 2025, the Company had lot deposits of $40.5 million related to option contracts with an aggregate remaining purchase price of $270.6 million. Refer to Note 2 - Variable Interest Entities of the Notes to the Consolidated Financial Statements and “Off-Balance Sheet Arrangements” for additional information.
Capital Resources
Syndicated Line of Credit
The Syndicated Line provides for an aggregate commitment of up to $220.0 million, subject to borrowing base limitations, of which the Company had outstanding borrowings of $78.2 million as of December 31, 2025. The Syndicated Line also includes a $2.0 million letter of credit sub-facility under the same terms and conditions. The Company had $56.4 million of availability under the Syndicated Line, based on its borrowing base of $136.0 million. The borrowing base up to the aggregate commitment generates availability in accordance with the value of the collateral at a given point. The availability under the Syndicated Line, which impacts total liquidity, is reduced by outstanding letters of credit that are not fully cash collateralized. As of December 31, 2025, the Syndicated Line had a weighted average interest rate of 7.48% and will mature on August 2, 2027 except with respect to two non-extending lenders which represent $73.3 million of the committed amount and will mature August 10, 2026.
During the third quarter of 2025, the Company executed an amendment to the Syndicated Line, which, among other things, modified certain financial covenants. Additional details regarding the amendment and the Syndicated Line are provided in Note 9 - Debt of the Notes to the Consolidated Financial Statements included in this report. As of December 31, 2025, the Company was in compliance with all covenants set forth in the Syndicated Line.
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
The term loan has an outstanding balance of $67.5 million as of December 31, 2025, and matures on the earlier of December 11, 2030, the maturity date under the Company’s Second Amended and Restated Credit Agreement, or the acceleration of indebtedness under the Syndicated Line. The weighted average interest rate of the loan was 11.52% as of December 31, 2025. Refer to Note 9 - Debt of the Notes to the Consolidated Financial Statements contained in this report for additional information.
During the third quarter of 2025, the Company executed an amendment to the term loan, which, among other things, modified certain financial covenants. Additional details regarding the amendment and the term loan are provided in Note 9 - Debt of the Notes to the Consolidated Financial Statements included in this report. The term loan includes customary representations, warranties, and covenants by the Company that are described in Note 9 - Debt of the Notes to the Consolidated Financial Statements contained in this report. As of December 31, 2025, the Company was in compliance with all covenants set forth in the Credit Agreement.
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. In addition, the Company leases certain model homes from related parties and third parties. The leases have a remaining lease term of up to three years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the ROU asset and lease liability until it is reasonably certain that the option will be exercised. As of December 31, 2025, the future minimum lease payments required under these leases totaled $2.2 million, with $0.9 million payable within 12 months. Further information regarding the Company’s leases is provided in Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report.
Cash Flows
The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash flows (used in) provided by operating activities	$(19,580)	$15,444
Net cash flows used in investing activities	(1,890)	(12,586)
Net cash flows provided by (used in) financing activities	21,640	(33,980)
Operating Activities
Net cash used in operating activities was $19.6 million for the year ended December 31, 2025, as compared to cash provided by operating activities of $15.4 million for the year ended December 31, 2024. The difference in cash flows year over year is $35.0 million. During the year ended December 31, 2025, cash used in operating activities was driven by an increase in inventory of $33.2 million due to an increase in the Company’s active community count from 46 to 57, partially offset by an increase in net income adjusted for non-cash transactions of $1.4 million, and a decrease in cash used in accounts payable and other accrued expenses and liabilities of $10.0 million. During the year ended December 31, 2024, cash flows provided by operating activities was driven by cash provided by inventory of $45.6 million due to the Company’s efforts to move aged inventory and net income adjusted for non-cash transactions of $2.9 million, partially offset by an increase in cash used in accounts payable and lot deposits of $21.2 million and $12.1 million, respectively.
Investing Activities
Net cash used in investing activities was $1.9 million for the year ended December 31, 2025, as compared to $12.6 million for the year ended December 31, 2024. The difference in cash flows year over year is $10.7 million. The decrease in cash used in investing activities is primarily attributable to cash paid to acquire Creekside Custom Homes of $12.7 million in 2024, partially offset by an increase in purchases of property and equipment, specifically model home furnishings.
Financing Activities
Net cash provided by financing activities was $21.6 million for the year ended December 31, 2025, as compared to net cash used in financing activities of $34.0 million for the year ended December 31, 2024. The difference in cash flows year over year is $55.6 million. During the year ended December 31, 2025 cash flows provided by financing activities were primarily attributable to net proceeds from the Syndicated Line of $28.0 million, partially offset by repayments of financing liabilities from real estate inventory not owned of $6.3 million. During the year ended December 31, 2024, net cash flows used in financing activities were primarily due to net cash used of $2.9 million to redeem the Convertibles Notes and issue the term loan, net repayments of $35.0 million to the Syndicated Line and other debt, and debt issuance costs of $2.8 million, partially offset by net proceeds of $6.7 million related to financing liabilities from real estate inventory not owned.
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
While UHG’s significant accounting policies are more fully described in Note 1 - Nature of Business and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in this report, UHG believes the following topics reflect the critical accounting policies and the more significant judgment and estimates used in the preparation of the consolidated financial statements.
Revenue Recognition
UHG recognizes revenue upon meeting its performance obligations. Home sale transactions typically have a single performance obligation to deliver a completed home to the homebuyer which is generally satisfied at a point in time when control of the home is transferred to the customer. Control is considered to be transferred to the customer at the time of closing when the title and possession of the home are received by the homebuyer. Little to no estimation is involved in recognizing such revenues. Revenue is reported net of any discounts and incentives.

Revenues from home sales in which the buyer retains title to the homesite while UHG builds the home are recognized over time based on the percentage of completion of the home construction as that is considered to represent the transfer of control. Percentage of completion is based on costs incurred as compared to total estimated project costs.
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
Developed lot and pre-acquisition land costs are typically allocated to individual residential lots on a per lot basis based on specific costs incurred for the acquisition of the lot. At the time construction of the home begins, developed lot and pre-acquisition land costs are transferred to homes under construction within inventory. Sold units are expensed to cost of sales based on a specific identification basis. Cost of sales consists of specific construction costs of each home, estimated warranty costs, allocated developed lot costs, and closing costs applicable to the home.
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
Stock-Based Compensation
As of December 31, 2025, the Company has four types of stock-based compensation outstanding: stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) with a market condition and stock warrants. Stock option, RSU, and PSU awards are expensed on a straight-line basis over the requisite service period of the entire award from the date of grant through the period of the last separately vesting portion of the grant. For grants that include graded vesting and either a market or performance condition, the Company utilizes the graded vesting method to recognize compensation expense. The Company accounts for forfeitures when they occur. The Company’s stock warrant awards do not contain a service condition and were expensed on the grant date.
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
Derivative liabilities are recognized at fair value and are subsequently remeasured at each reporting date with changes in fair value recorded in the Company’s consolidated statements of operations. Depending on the nature of the derivative liability, the Company may utilize, with the assistance of a third party valuation expert, Monte Carlo simulation models, Black-Scholes option pricing models, or discounted cash flow models, each adjusted for instrument-specific terms. Due to the nature of the Company’s derivative instruments, the Company may use Level 3 inputs for estimating fair value.

Changes in estimates and assumptions used to fair value the Company’s derivative instruments from period to period could be material to the Company’s results of operations and financial condition.
Refer to Note 5 - Fair Value Measurement, Note 9 - Debt, Note 15 - Stock-Based Compensation, Note 16 - Earnout Shares, Note 17 - Warrant Liability of the Notes to the Consolidated Financial Statements for additional information related to those instruments that the Company accounts for as a derivative liability.
Business Acquisitions and Valuation of Contingent Consideration
The Company accounts for business acquisitions using the acquisition method. Under ASC 805, Business Combinations, a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a business acquisition. If they do not meet this criteria the transaction is accounted for as an asset acquisition. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities. Any contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. Contingent consideration is remeasured at fair value at each reporting date and subsequent changes in the fair value of the contingent consideration are recognized in Other income (expense) in the consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business acquisitions. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company analyzes goodwill for impairment on at least an annual basis as of October 1 of each year using a two-step process. The first step is a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. The Company may, at its election, skip the qualitative assessment and move directly to the second step. In the quantitative assessment, the evaluation of goodwill for possible impairment includes estimating fair value using one or a combination of valuation techniques, including discounted expected future cash flows. These valuation techniques require significant judgments including estimation of future cash flows, which is dependent on internal projections, estimation of the long-term growth rate for the business, and determination of the respective weighted-average cost of capital. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.
If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. During the fourth quarter of 2025, management identified indicators of goodwill impairment, such as, decline in market capitalization and reduced operating performance. Based on these factors, the Company performed a quantitative impairment test in accordance with ASC 350, Intangibles-Goodwill and Other. The fair value of the reporting units were estimated using both and income approach (discounted cash flow model) and market approaches (guideline public company method and guideline transaction method), consistent with valuation methods used historically. The quantitative impairment assessment requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, net working capital and capital expenditure requirements, long term growth rate, discount rates, and market multiples. As a result of the quantitative assessment, the Company recorded a total impairment charge of $1.1 million for the year ended December 31, 2025. There was no goodwill impairment recorded during the year ended December 31, 2024.
If the Company's market capitalization continues to deteriorate or if factors utilized in the impairment test deteriorate, the Company may have to record additional impairment charges in future periods.
Recently Issued/Adopted Accounting Standards
Refer to the sections titled “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” in Note 1 of the Notes to the Consolidated Financial Statements contained in this report, for more information.

Off-Balance Sheet Arrangements
Land-Light Acquisition Strategy
The Company’s land-light strategy is accomplished in two ways - lot option contracts with third party and related party land developers and land bank option contracts. These option contracts grant the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices from various land developers and land bank partners. The Company has the right to cancel or terminate the option contracts at any time for any reason. The legal obligation and economic loss resulting from a cancellation or termination is limited to the amount of the deposits paid pursuant to such option contracts as well as capitalized pre-acquisition land costs such as lot option fees paid to the land bank partner. In certain circumstances, the Company may have a completion obligation under development agreements with land bankers where the Company may be at-risk for certain cost overruns.
UHG’s pipeline as of December 31, 2025 consists of approximately 7,200 lots, which includes lots that UHG may acquire from third party lot option contracts or land bank option contracts, in addition to lots that are owned or controlled by related parties, and which UHG expects to obtain the contractual right to acquire. The risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from non-performance under finished lot purchase agreements is limited to approximately $40.5 million in lot deposits and $13.5 million of capitalized pre-acquisition land costs as of December 31, 2025.
Surety Bonds and Letters of Credit
During the ordinary course of business, the Company enters into surety bonds and letters of credit arrangements with local municipalities, government agencies, and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.
As of December 31, 2025, the Company had outstanding surety bonds and letters of credit totaling $9.1 million and $1.3 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.
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
The interest rate on the borrowings under the Syndicated Line is based upon adjusted daily simple SOFR plus an applicable margin ranging between 275 basis points and 350 basis points, based upon UHG’s leverage ratio. In addition, the interest rate on the borrowings under the term loan is based upon adjusted daily simple SOFR plus an applicable margin ranging between 675 basis points and 775 basis points, based upon UHG’s leverage ratio. Therefore, UHG is exposed to market risks related to fluctuations in interest rates on its outstanding debt under the Syndicated Line and term loan. As of December 31, 2025, UHG had $78.2 million and $67.5 million outstanding under the Syndicated Line and term loan, respectively, which carried weighted average interest rates of 7.48% and 11.52%, respectively. A 100 basis point increase in overall interest rates would negatively affect the Company’s net income by approximately $1.5 million.

Item 8. Financial Statements and Supplementary Data

UNITED HOMES GROUP, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
United Homes Group, Inc.
Chapin, South Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of United Homes Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Tysons, VA
March 13, 2026

UNITED HOMES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$24,419	$22,629
Restricted cash	1,300	2,920
Accounts receivable, net	7,246	4,122
Inventories	180,368	139,270
Real estate inventory not owned	562	8,445
Due from related party, net	84	191
Related party note receivable, net	402	532
Income tax receivable	2,621	2,079
Lot deposits	40,482	48,153
Investment in joint venture	182	691
Property and equipment, net	2,125	759
Operating right-of-use assets	1,807	2,779
Deferred tax asset, net	—	15,248
Prepaid expenses and other assets	6,901	8,283
Goodwill	8,133	9,280
Total assets	$276,632	$265,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$22,967	$17,801
Syndicated line of credit	78,196	50,196
Liabilities from real estate inventory not owned	409	6,584
Due to related parties	8	122
Other accrued expenses and liabilities	19,187	14,545
Operating lease liabilities	1,936	2,958
Derivative liabilities	29,107	39,158
Term loan, net	67,450	67,150
Total liabilities	219,260	198,514

Commitments and contingencies (Note 13)

Preferred Stock, $0.0001 par value; 40,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 350,000,000 shares authorized; 21,839,762 and 21,607,007 shares issued and outstanding on December 31, 2025, and 2024, respectively	2	2
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 36,973,876 shares issued and outstanding on December 31, 2025, and 2024, respectively	4	4
Additional paid-in capital	60,694	53,937
(Accumulated deficit) retained earnings	(3,328)	12,924
Total stockholders' equity	57,372	66,867
Total liabilities and stockholders' equity	$276,632	$265,381

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue, net of sales discounts	$406,692	$463,714
Cost of sales	334,955	383,884
Gross profit	71,737	79,830

Selling, general and administrative expense	71,766	74,700
Net (loss) income from operations	(29)	5,130

Other expense, net	(9,326)	(12,483)
Equity in net earnings from investment in joint venture	1,057	1,529
Goodwill impairment	(1,147)	—
Loss on extinguishment of Convertible Notes	—	(45,642)
Change in fair value of derivative liabilities	9,940	88,653
Income before taxes	495	37,187
Income tax expense (benefit)	16,747	(9,719)
Net (loss) income	$(16,252)	$46,906

(Loss) earnings per share
Basic	$(0.28)	$0.96
Diluted	$(0.28)	$0.90

Weighted-average number of shares
Basic	58,703,395	48,967,507
Diluted	58,703,395	63,139,920
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common stock				Additional paid-in capital	(Accumulated deficit) retained earnings	Total stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	11,382,282	$1	36,973,876	$4	$2,794	$(33,982)	$(31,183)
Taxes related to net share settlement of equity awards	—	—	—	—	(51)	—	(51)
Issuance of shares related to redemption of Convertible Notes	10,168,850	1	—	—	44,844	—	44,845
Exercise of employee stock options	25,954	—	—	—	77	—	77
Issuance of shares	29,361	—	—	—	—	—	—
Recognition of derivative liability	—	—	—	—	(211)	—	(211)
Derecognition of derivative liability	560	—	—	—	8	—	8
Stock-based compensation expense	—	—	—	—	6,476	—	6,476
Net income	—	—	—	—	—	46,906	46,906
Balance as of December 31, 2024	21,607,007	$2	36,973,876	$4	$53,937	$12,924	$66,867
Taxes related to net share settlement of equity awards	—	—	—	—	(46)	—	(46)
Exercise of employee stock options	44,256	—	—	—	129	—	129
Issuance of shares	187,099	—	—	—	423	—	423
Recognition of derivative liability	—	—	—	—	(4)	—	(4)
Derecognition of derivative liability	1,400	—	—	—	115	—	115
Stock-based compensation expense	—	—	—	—	6,140	—	6,140
Net loss	—	—	—	—	—	(16,252)	(16,252)
Balance as of December 31, 2025	21,839,762	$2	36,973,876	$4	$60,694	$(3,328)	$57,372

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

UNITED HOMES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(16,252)	$46,906
Adjustments to reconcile net income to net cash flows from operating activities:

Credit loss	275	49
Investment earnings in joint venture	(1,057)	(1,529)
Depreciation expense	592	194
Loss on disposal of property and equipment	17	62
Loss on extinguishment of debt	—	104
Loss on extinguishment of convertible notes	—	45,642
Gain on lease modification	—	(197)
Goodwill impairment	1,147	—
Amortization of intangible assets	407	391
Amortization of deferred financing costs	1,522	1,461
Amortization of discount on term loan	345	—
Amortization of discount on convertible notes	—	1,986
Amortization of discount on private investor debt	—	60
Amortization of operating lease right-of-use assets	1,206	1,239
Stock-based compensation expense	6,563	6,476
Provision for deferred income taxes	15,248	(12,843)
Change in fair value of contingent earnout liability	(7,631)	(87,354)
Change in fair value of warrant liabilities	(6,757)	(960)
Change in fair value of term loan embedded derivatives	4,578	—
Change in fair value of equity incentive plan	(130)	(339)
Change in fair value of contingent consideration	(197)	(663)
Distribution from joint venture	1,490	2,205
Net change in operating assets and liabilities:
Accounts receivable	(3,086)	(2,510)
Due from related party	(85)	(100)
Inventories	(33,215)	45,573
Lot deposits	7,671	(12,081)
Prepaid expenses and other assets	(324)	18
Accounts payable	5,166	(21,154)
Operating lease liabilities	(1,256)	(1,016)
Income tax receivable	(542)	(3,145)
Due to related parties	(114)	—
Other accrued expenses and liabilities	4,839	6,969
Net cash flows (used in) provided by operating activities	(19,580)	15,444
Cash flows from investing activities:
Purchases of property and equipment	(2,052)	(31)
Proceeds from the sale of property and equipment	77	110
Proceeds from related party note receivable	85	78
Payments on business acquisition	—	(12,743)
Net cash flows used in investing activities	(1,890)	(12,586)
Cash flows from financing activities:
Proceeds from syndicated line of credit	101,000	73,000
Repayments of syndicated line of credit	(73,000)	(103,957)
Repayments of liabilities from real estate inventory not owned	(6,275)	(11,349)
Payment of deferred financing costs	(168)	(2,811)

Taxes related to net share settlement of equity awards	(46)	(51)
Proceeds from exercise of employee stock options	129	74
Proceeds from sale of real estate inventory not owned	—	18,049
Repayments on private investor loans	—	(4,012)
Repayment of the Convertible Notes payable	—	(70,823)
Proceeds from the term loan	—	67,900
Net cash flows provided by (used in) financing activities	21,640	(33,980)

Net change in cash, cash equivalents, and restricted cash	170	(31,122)
Cash, cash equivalents, and restricted cash, beginning of year	25,549	56,671
Cash, cash equivalents, and restricted cash, end of year	$25,719	$25,549

Supplemental cash flow information:
Cash paid for interest	$14,734	$20,692
Cash paid for income taxes	$2,103	$6,269

Supplemental disclosures of non-cash activities:
Derecognition of derivative liability	115	8
Modification of existing lease	77	2,212
Termination of existing lease	67	101
Recognition of derivative liability	4	211
Additions of right-of-use lease assets and liabilities	—	565
Issuance of common stock related to redemption of Convertible Notes	—	44,845
Noncash exercise of employee stock options	—	3
Total non-cash activities	$263	$47,945
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
The Company is a former blank check company incorporated on October 7, 2020 under the name DiamondHead Holdings Corp. (“DHHC”) as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 10, 2022, DHHC entered into a Business Combination Agreement with Hestia Merger Sub, Inc., a South Carolina corporation and wholly owned subsidiary of DHHC (“Hestia Merger Sub”), and Great Southern Homes, Inc., a South Carolina corporation (“GSH”). Upon the consummation of the transaction on March 30, 2023, Hestia Merger Sub merged with and into GSH. As a result of the transaction, GSH became a wholly owned subsidiary of DHHC, which changed its name to UHG.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and instructions to Form 10-K and Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Any investments in joint ventures in which the Company has less than a controlling financial interest are accounted for using the equity method. The amounts presented in millions within the Notes to the Consolidated Financial Statements are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount presented in millions due to rounding.
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

Cash and Cash Equivalents
The Company considers cash and cash equivalents to be cash and all highly liquid investments that are readily convertible into cash with an original maturity of three months or less. Cash and cash equivalents also include cash proceeds from home closings that are in-transit or held by the Company’s third-party escrow agents for the Company’s benefit. The home closing proceeds are generally received in less than five days and are considered to be deposits in transit. As of December 31, 2025 and 2024, the Company had $0.5 million and zero deposits in transit, respectively.
The Company places its cash and cash equivalents on deposit with various financial institutions in the United States. The Federal Deposit Insurance Corporation insures up to $250,000 for substantially all depository accounts at each financial institution. The Company’s cash accounts at various times during the year are in excess of the insured amount, and the Company could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions.
Restricted Cash
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
Inventories and Cost of Sales
The carrying value of inventory is stated at cost unless events and circumstances indicate that the carrying amount may not be recoverable from the sales prices expected from future home sales, in which case, an inventory impairment exists. The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a community level. Any calculated impairments are recorded immediately in cost of sales. Inventory consists of pre-acquisition land costs, land under development, developed lots, homes under construction, and finished homes.
–Pre-acquisition land costs - Pre-acquisition land costs include due diligence costs (such as environmental testing, surveys, engineering, and entitlement costs) related to potential land acquisitions. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the Company’s purchase of the land, including closing costs, lot option fees, property taxes and due diligence costs, both incurred and estimated to be incurred, are also capitalized into pre-acquisition land costs.
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
–Homes under construction - At the time construction of the home begins, developed lots and any pre-acquisition land costs are transferred to homes under construction within inventory. This inventory represents costs associated with active homebuilding activities which include, predominately, field labor, materials, overhead costs related to home construction, capitalized interest, and real estate taxes.
–Finished homes - This inventory represents substantially completed but unsold homes at the end of the reporting period. Costs incurred in connection with completed homes are expensed as incurred.
The Company capitalizes interest to homes under construction during active development of the home in accordance with ASC 835, Interest. Capitalized interest is transferred to finished homes when development is substantially completed and expensed to cost of sales upon the sale of the home. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense within Other expense, net in the consolidated statements of operations in the period incurred.
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
Real Estate Inventory Not Owned
In 2024, the Company entered into a land banking arrangement which resulted in the Company selling certain finished lots it owned to a land banker and simultaneously entering into option contracts to repurchase those finished lots. In accordance with ASC 606, Revenue from contracts with customers, these transactions are considered a financing arrangement rather than a sale because of the Company's option to repurchase these finished lots at a higher price. The amounts recognized as liabilities from real estate inventory not owned represent the net cash received from the land banking arrangement, consistent with ASC 606, Revenue from contracts with customers. The liabilities from real estate inventory not owned are excluded from the Company's debt covenant calculations.
Lot Deposits
The Company enters into lot option contracts with third party and related party land developers, and land bank option contracts. Most option contracts require the Company to pay a nonrefundable cash deposit of approximately 15% - 20% of the agreed-upon fixed purchase price of the developed lots. In exchange for the deposit, the Company receives the right to purchase the finished developed lot at a preestablished price over a specified period of time. Such agreements enable the Company to defer acquiring portions of properties owned by land sellers and land bank partners until the Company determines whether and when to complete such acquisition, which may serve to reduce the financial risks associated with long-term land holdings. The Company transfers the deposit to inventory upon receipt of the title of the lot. The Company writes off lot deposits and any associated pre-acquisition land costs to cost of sales if it becomes probable that the Company will not proceed with the project or recover the capitalized costs.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Depreciation is allocated on a straight-line basis over the estimated useful lives of the related assets. The estimated useful life of each asset group is summarized below:

Asset Group	Estimated Useful Lives
Furniture and fixtures	5 to 7 years
Model home furnishings	Lesser of 3 years or the life of the community
Buildings	40 years
Leasehold improvements	Lesser of 40 years or the lease term
Machinery and equipment	5 to 7 years
Office equipment	5 to 7 years
Vehicles	5 years
Normal repairs and maintenance costs are expensed as incurred, whereas significant improvements which materially increase the value or extend the useful life of an asset are capitalized and depreciated over the remaining estimated useful life of the related assets.
Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts. Any gain or loss on the sale or retirement of the depreciable asset is recognized as Other expense, net on the consolidated statements of operations.
Intangible Assets
Intangible assets are recorded within Prepaid expenses and other assets on the consolidated balance sheets, and consist of the estimated fair value of tradenames, architectural designs, and noncompete agreements acquired in connection with acquisitions. The identified finite-lived intangible assets are amortized over their respective estimated useful lives. Amortization expense associated with intangible assets is recorded to Selling, general and administrative expense in the consolidated statements of operations. The estimated useful life of each asset group is summarized below:

Asset Group	Estimated Useful Lives
Tradenames	7 years
Architectural designs	3 to 7 years
Non-compete agreement	2 years
Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets for impairment whenever events or circumstances indicate an impairment might exist.
Recoverability of assets is measured by the expected undiscounted future cash flows related to the asset group compared to the carrying amounts of the asset group. If the expected undiscounted future cash flows are less than the carrying amount of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions and appraisal.
During the fourth quarter of 2025, management identified certain events and conditions which may suggest a change in fair value of its long-lived assets (i.e., decline in market capitalization and a decline in performance compared to the original projected underwriting of the acquisitions), which prompted management to perform an impairment analysis in accordance with ASC 360, Property, Plant, and Equipment. As a result of the analysis performed no impairment was identified within the Company’s asset groups as of December 31, 2025.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired and the liabilities assumed in a business acquisition. See Note 4 - Business Acquisitions, for details on recent acquisitions. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company evaluates goodwill for potential impairment on at least an annual basis as of October 1 of each year. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. During the fourth quarter of 2025, the Company performed a quantitative goodwill assessment which resulted in goodwill impairment. See Note 8 - Goodwill for additional details on impairment charges recorded.
Business Acquisitions
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
Unconsolidated Variable Interest Entities
In evaluating the consolidation of variable interest entities (“VIEs”), management analyzes the Company’s investments and transactions under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and the right to receive returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
Debt Issuance Costs
Loan costs that qualify as debt issuance costs associated with the Company’s syndicated line of credit are capitalized and amortized over the term of the line of credit on a straight-line basis in accordance with ASC 835, Interest. These debt issuance costs are included in Prepaid expenses and other assets. Loan costs that qualify as debt issuance costs associated with the land bank agreements and term loans are recorded as a contra-liability and amortized over the term of the debt using the effective interest method in accordance with ASC 835, Interest. These debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt on the consolidated balance sheets. See Note 9 - Debt for further details.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of UHG common shares outstanding for the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of UHG common shares outstanding for the period plus the assumed exercise of all dilutive UHG securities using the treasury stock method for stock grants and warrants and the if-converted method for Convertible Notes. See Note 20 - Earnings per Share for further details.
Investment in Joint Venture
UHG holds a 49% interest in Homeowners Mortgage, LLC (the “Homeowners Mortgage”), which is jointly owned with an unrelated third party. Homeowners Mortgage operates with the purpose of assisting homebuyers through the homebuying experience. If any future distributions are made, they generally will be based on a pro rata basis, based on the Company’s respective equity interest in Homeowners Mortgage.
The Company accounts for its investment in Homeowners Mortgage under the equity method of accounting, as it determined that the Company has the ability to exercise significant influence over the venture, but does not have control. Under the equity method, the investment in the unconsolidated joint venture is recorded initially at cost, as investment in joint venture, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. For cash flow classification, to the extent distributions do not exceed cumulative earnings, the Company designates such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital.
For the years ended December 31, 2025 and 2024, the Company received $1.6 million and $2.2 million from Homeowners Mortgage as distributions. There were no additional capital contributions for the years ended December 31, 2025 and 2024. Additionally, there were no impairment losses related to the Company’s investment in Homeowners Mortgage recognized during the years ended December 31, 2025 and 2024.
Stock-based Compensation
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an explicit borrowing rate, management uses the Company’s incremental borrowing rate based on information available at the commencement date, in determining the present value of the lease payments. In determining an incremental borrowing rate, the Company considers the lease term, credit risk of the lessee and the lease, the size of the lease payments, the current economic environment affecting the lessee and the lease, and the collateralized nature of the lease. The ROU assets also include any lease payments made, reduced by any lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in Selling, general and administrative expense on the consolidated statements of operations. The Company applies the practical expedient to combine lease and non-lease components when accounting for ROU assets and lease liabilities of all asset classes.
Variable lease costs represent additional expenses incurred by the Company that are not included in the lease payment. These costs are expensed as incurred and are recorded within Selling, general and administrative expense on the consolidated statements of operations. The Company has elected not to recognize leases with an initial term of 12 months or less (“short-term leases”) on the consolidated balance sheets. Instead, these expenses are recognized as incurred.
From time to time, the Company may enter into sale-leaseback transactions with third parties and related parties. Unless otherwise noted, UHG accounts for sale-leaseback transactions at their contractually stated terms. As the leases do not provide an explicit borrowing rate, management uses the Company’s incremental borrowing rate based on information available as of the lease commencement date. Refer to Note 13 - Commitments and Contingencies for additional detail on these transactions.
Revenue Recognition
The Company’s revenues consist primarily of home sales in the United States. Home sale transactions are made under fixed price contracts which primarily have a contract duration of one year or less. The Company generally determines the selling price per home based on the expected cost plus a margin. Home sale transactions typically have one single performance obligation to deliver a completed home to the homebuyer which is generally satisfied when the closing conditions are met. The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between a customer’s payment and the transfer of goods or services is one year or less. For the years ended December 31, 2025 and 2024, no significant financing components were present in the Company’s contracts.
Performance obligations are generally satisfied at a point in time, when the control of the home is transferred to the customer. Control is considered to be transferred to the customer at the time of closing when the title and possession of the home are received by the homebuyer. The Company generally requires initial cash deposits from the homebuyer at the time the sales contract is executed which is held by a third-party escrow agent. The remaining consideration to which the Company is entitled to is received at the time of closing through an escrow agent, typically within five days or less of the closing date. For the years ended December 31, 2025 and 2024, revenue recognized at a point in time from speculative home closings totaled $405.8 million and $461.1 million, respectively.

In some contracts, the Company is contracted to construct a home or homes on underlying land the customer controls. For these specific contracts, the performance obligation is satisfied over time, as the Company’s performance creates or enhances an asset that the customer controls. The Company recognizes revenue for these contracts using the input method based on costs incurred as compared to total estimated project costs. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. For the years ended December 31, 2025 and 2024, revenue recognized over time from construction activities on land owned by customers totaled $0.9 million and $2.6 million, respectively.
For homes with revenue recognized over time, a large portion of the Company’s contracts with these customers and the related performance obligations have an original expected duration of one year or less. As a result, the Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for these contracts.
The Company periodically bills these customers over the term of the project and performs a quarterly analysis between billings and revenue recognized. The Company records a contract asset when work performed by the Company is greater than the amount billed. Conversely, the Company records deferred revenue when the amount billed is greater than the work performed. As of December 31, 2025 and 2024, the Company recorded a contract asset of less than $0.1 million and $0.4 million, respectively, which is included in Prepaid expense and other assets on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company recorded a de minimis amount of deferred revenue which is included in Other accrued expenses and liabilities on the consolidated balance sheets. Substantially all deferred revenue is recognized in revenue within twelve months of being received from customers.
The Company frequently performs reviews of all contracts to estimate profitability in the future. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total estimated loss at the time it is fully determinable. For the years ended December 31, 2025 and 2024, the Company did not recognize a loss on any contracts.
Sales discounts and incentives include price concessions on the selling price of a home and seller-paid financing or closing costs, including rate buydowns. Concurrent with the recognition of revenues in the consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues. All other sales incentives are recognized as a cost of selling the home and are included in cost of sales. Revenues include forfeited deposits, which occur when home sale contracts that include a nonrefundable deposit are cancelled. For the years ended December 31, 2025 and 2024, revenues from forfeited deposits were $0.2 million and $0.1 million, respectively.
The Company determined that costs to obtain a contract include sales commission paid to agents and brokers for selling services to attract home buyers into sales agreements. The contract term is typically the closing date when the title and consideration are exchanged. The Company applies the practical expedient associated with ASC 606, Revenue from contracts with customers to recognize the incremental costs of obtaining a contract as an expense when incurred, i.e., when the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Advertising
The Company expenses advertising and marketing costs as incurred and includes such costs within Selling, general, and administrative expense in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, the Company incurred $3.4 million and $3.2 million, respectively, in advertising and marketing costs.
Warranties
The Company establishes warranty liability reserves to provide for estimated future expenses as a result of construction or product defects identified throughout the coverage period. The Company provides all homebuyers with (i) a one-year warranty on the original installation of the material and workmanship; (ii) a two-year warranty on certain systems that include but are not limited to plumbing, electrical and HVAC and; (iii) a ten-year warranty for structural integrity of the home. The Company estimates the costs that may be incurred under these warranties and records a liability in the expected amount of such costs at the time revenues associated with sales are recognized. The Company records the estimated warranty accrual within Other accrued expenses and liabilities on the consolidated balance sheets and adjustments to the reserves are included in Cost of sales on the consolidated statements of operations. The Company analyzes historical claims experience combined with the number of homes delivered to estimate the amount to accrue per home for warranty costs. This estimation process takes into consideration such factors as the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with engineers. The warranty accrual is periodically evaluated for adequacy and any accrual adjustments are made on a per unit basis if deemed necessary.

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
Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. In circumstances where a financial instrument contains more than one embedded derivative instrument that is required to be bifurcated, the bifurcated derivative instruments are accounted for as separate derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The Company recognizes earnout shares, certain warrant instruments, a term loan embedded derivative, and certain stock options as derivative liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised or issued, respectively. See Note 5 - Fair Value Measurement, Note 9 - Debt, Note 15 - Stock-Based Compensation, Note 16 - Earnout Shares, and Note 17 - Warrant Liability for further details.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for the Company as an emerging growth company, for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s consolidated financial statement disclosures.
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

Note 2 - Variable Interest Entities
The Company enters into lot option contracts with third party and related party land developers, and land bank option contracts to procure land or lots for the construction of homes. Under these option contracts, the Company funds a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time at predetermined prices. Such contracts allow the Company to defer acquiring portions of properties owned by land sellers or land bank partners until the Company has determined whether and when to exercise the option, which may serve to reduce the Company’s financial risks associated with long-term land holdings. Under the terms of the option contracts, the option deposits are not refundable. Management determined it holds a variable interest through its potential to absorb some of the land seller and land bank partners’ first dollar risk of loss by placing a non-refundable deposit. Management determined that these counterparties to option contracts are VIE’s, however the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development and therefore does not consolidate these VIEs. The creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss due to its involvement with the VIEs is limited to the non-refundable lot deposits and capitalized pre-acquisition land costs. In certain instances where the Company has entered into option contracts to purchase developed lots from a land bank partner, the Company may also enter into an agreement to complete the development of the lots on behalf of the land bank partner at a fixed cost. The Company may be at risk for cost overruns related to the development of the property under option.
As of December 31, 2025, the Company had lot deposits of $40.5 million related to option contracts with an aggregate remaining purchase price of $270.6 million. As of December 31, 2024 the Company had lot deposits of $48.2 million related to option contracts with an aggregate remaining purchase price of $352.2 million. The Company incurred less than $0.1 million and $0.5 million in forfeited option contract deposits during the years ended December 31, 2025 and 2024, respectively.
In limited circumstances, the Company may transfer developed lots it owns to a land banker and simultaneously enter into an option contract to repurchase those lots. In this instance, consistent with ASC 606, Revenue from contracts with customers, the Company is required to continue recognizing the finished lots sold on its consolidated balance sheets as the transaction is accounted for as a financing arrangement rather than a sale. At the time the Company sells finished lots to the land banker and simultaneously enters into option contracts to repurchase those finished lots, the net cash received by the land banker represents approximately 80% of the carrying value of the associated finished lots. In these circumstances, management determined it holds a variable interest in the land banker through its potential to absorb some of the third-party’s first dollar risk of loss by not receiving an amount equal to or greater than the value of the associated finished lots the Company continues to recognize on its consolidated balance sheets as Real estate inventory not owned. Management determined that the land banker is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s significant activities related to land development. The maximum exposure to loss with respect to the sale and subsequent repurchase of lots to the land banker is limited to the value of the real estate inventory not owned that was not financed by the land banker, which was $0.2 million and $1.9 million as of December 31, 2025 and 2024, respectively.
The Company has a shared services agreement with a related party that operates in the land development business in which the Company receives property maintenance services, due diligence and negotiation assistance with purchasing third party finished lots and previously provided accounting, IT, HR, and other administrative support services. Management has analyzed and concluded that it has a variable interest in this entity through the services agreement that provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are below market rates. Management determined the related party is a VIE, however, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the VIE’s most significant activities. Accordingly, the Company does not consolidate the VIE. As of December 31, 2025 and 2024, the Company recognized a net receivable of zero and $0.2 million, respectively, related to the shared services agreement included within Due from related party, net on the consolidated balance sheets.
Note 3 - Segment Reporting
An operating segment is defined as a component of an enterprise for which separate financial information is available and for which segment results are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”). The Company’s CODM is identified as the Executive Management Team, comprised of the Company’s Chief Executive Officer and President, Chief Financial Officer, and Co-Chief Operating Officers. Together, these individuals assess the performance of the Company’s operating segments and allocate resources. The CODM functions collectively rather than as individuals, ensuring that decisions reflect a balanced and strategic approach to managing operations.
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
GSH South Carolina represents the homebuilding operations of the Company primarily across the state of South Carolina. The main products for GSH South Carolina include entry-level homes and first-move-up homes, catering to a wide range of buyers transitioning into homeownership or seeking to upgrade from their initial purchase. South Carolina operations span the Upstate, Midlands, and Coastal regions, with a smaller presence in Georgia.
Rosewood, which also operates in South Carolina, encompasses UHG’s operations focused on delivering second and third move-up homes in the South Carolina market. These homes cater to buyers seeking more luxurious and customized living spaces, and typically feature larger floor plans, high-end finishes, and premium amenities.
Other consists of UHG’s homebuilding operations in Raleigh, NC and mortgage operations conducted through a mortgage banking joint venture, Homeowners Mortgage, which do not meet the quantitative thresholds to be disclosed separately. Raleigh offers a similar product line to GSH South Carolina in a different geographic market, serving North Carolina, primarily in and around Raleigh. Homeowners Mortgage is primarily engaged in brokering residential mortgage loans and enhances the Company’s ability to offer integrated homebuying experiences by providing financing solutions directly to customers while generating additional income streams.
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
The following tables summarize revenues, gross profit, income or loss before taxes and total assets by segment, with reconciliations to the amounts reported for the consolidated company, where applicable (in thousands):

	Year Ended December 31, 2025
	GSH South Carolina	Rosewood	Other	Corporate(3)	Totals
Segment revenue, net(1)	$358,745	$32,847	$15,100	$—	$406,692
Cost of sales	290,480	29,297	13,545	1,633	334,955
Segment gross profit (loss)	68,265	3,550	1,555	(1,633)	71,737
Selling, general and administrative expense	45,524	2,924	1,897	21,421	71,766
Goodwill impairment	—	647	500	—	1,147
Other expense (income), net(2)	8,179	1,082	363	(298)	9,326
Total segment income (loss) before taxes	$14,562	$(1,103)	$(1,205)	$(22,756)	$(10,502)
Reconciling items:
Reconciling items from equity method investments					1,057
Change in fair value of derivative liabilities					9,940
Consolidated income before taxes					$495

	Year Ended December 31, 2024
	GSH South Carolina	Rosewood	Other	Corporate(3)	Totals
Segment revenue, net(1)	$419,453	$25,750	$18,511	$—	$463,714
Cost of sales	337,568	24,389	17,026	4,901	383,884
Segment gross profit (loss)	81,885	1,361	1,485	(4,901)	79,830
Severance expense	171	—	1,126	—	1,297
Selling, general and administrative expense	48,142	1,906	3,002	20,353	73,403
Other expense, net(2)	3,418	930	296	7,839	12,483
Total segment income (loss) before taxes	$30,154	$(1,475)	$(2,939)	$(33,093)	$(7,353)
Reconciling items:
Reconciling items from equity method investments					1,529
Loss on extinguishment of Convertible Notes					(45,642)
Change in fair value of derivative liabilities					88,653
Consolidated income before taxes					$37,187

	As of December 31, 2025
	GSH South Carolina	Rosewood	Other	Corporate(3)	Totals
Investment in joint venture	$—	$—	$—	$182	$182
Goodwill	3,573	4,560	—	—	8,133
Other assets	208,548	24,689	12,357	22,723	268,317
Total segment assets	$212,121	$29,249	$12,357	$22,905	$276,632

	As of December 31, 2024
	GSH South Carolina	Rosewood	Other	Corporate(3)	Totals
Investment in joint venture	$—	$—	$—	$691	$691
Goodwill	3,573	5,207	500	—	9,280
Other assets	163,997	27,913	21,379	42,121	255,410
Total segment assets	$167,570	$33,120	$21,879	$42,812	$265,381

	Year Ended December 31, 2025
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate(3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$1,057	$1,057
Depreciation and amortization	2,118	264	19	19	2,420
Interest expense(4)	11,312	1,317	566	1,633	14,828

	Year Ended December 31, 2024
Other segment disclosures	GSH South Carolina	Rosewood	Other	Corporate(3)	Totals
Equity in net earnings from investment in joint venture	$—	$—	$—	$1,529	$1,529
Depreciation and amortization	1,652	262	13	18	1,945
Interest expense(4)	6,192	960	570	13,280	21,002
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
(4)Interest expense includes amounts recognized as interest expense in cost of sales and interest expense in other expense, net in the consolidated statements of operations.
Note 4 - Business Acquisitions
Creekside Custom Homes, LLC
On January 26, 2024, the Company completed the acquisition of selected assets of Creekside Custom Homes, LLC, a South Carolina corporation (“Creekside”) (the “Creekside Acquisition”) for $12.7 million in cash. The acquisition allowed UHG to further expand its presence in the coastal region of South Carolina, particularly in the Myrtle Beach, South Carolina area.
The acquisition was accounted for as a business combination under ASC 805, Business Combinations under the acquisition method, and the results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price for the acquisition was allocated based on estimated fair value of the acquired assets and assumed liabilities as of January 26, 2024. The amounts for intangible assets were based on third-party valuations performed. The Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $3.6 million (all of which is tax deductible). The goodwill arising from the acquisition consists largely of the expected synergies from expanding the Company’s market presence in South Carolina and the experience and reputation of the acquired management team.
The final purchase price allocation is as follows (in thousands):

Purchase price allocation
Inventories	$10,478
Lot deposits	3,056
Property and equipment, net	20
Intangible assets	442
Goodwill	3,573
Liabilities	(4,826)
Total purchase price	$12,743
Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the Creekside acquisition had occurred on January 1, 2023. Unaudited pro forma net income adjusts the operating results of the stated acquisitions to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the inventory step-up and transaction costs. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future (in thousands).

Year Ended December 31, 2024
Unaudited Pro Forma
Revenue	$465,013
Net income	$47,981

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
The derivative public warrant liability is classified within Level 1 of the fair value hierarchy because the Company values these instruments based on recent trades of securities in active markets. The estimated fair value of the contingent earnout liability, derivative private placement warrants liability, derivative stock option liability, term loan embedded derivative, and contingent consideration are determined using Level 3 inputs. The models and significant assumptions used in preparing the valuations are disclosed in Note 9 - Debt, Note 15 - Stock-Based Compensation, Note 16 - Earnout Shares, and Note 17 - Warrant Liability.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$20,582	$20,582
Derivative private placement warrant liability	—	—	1,068	1,068
Derivative public warrant liability	2,845	—	—	2,845
Derivative stock option liability	—	—	34	34
Term loan embedded derivative	—	—	4,578	4,578
Total derivative liability	2,845	—	26,262	29,107
Contingent consideration(1)	—	—	638	638
Total fair value	$2,845	$—	$26,900	$29,745

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Contingent earnout liability	$—	$—	$28,213	$28,213
Derivative private placement warrant liability	—	—	2,907	2,907
Derivative public warrant liability	7,763	—	—	7,763
Derivative stock option liability	—	—	275	275
Total derivative liability	7,763	—	31,395	39,158
Contingent consideration(1)	—	—	1,225	1,225
Total fair value	$7,763	$—	$32,620	$40,383
__________________
(1) Contingent consideration is recorded within Other accrued expenses and liabilities on the consolidated balance sheets.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from levels during the years ended December 31, 2025 and 2024, respectively.
The following table presents a roll forward of the Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Contingent earnout liability	Derivative private placement warrant liability	Derivative stock option liability	Term loan embedded derivative	Contingent consideration
Liability at December 31, 2023	$115,567	$3,293	$414	$—	$1,888
Recognition of derivative liability	—	—	211	—	—
Derecognition of derivative liability	—	—	(8)	—	—
Exercise of liability awards	—	—	(3)	—	—
Change in fair value	(87,354)	(386)	(339)	—	(663)
Liability at December 31, 2024	$28,213	$2,907	$275	$—	$1,225
Recognition of derivative liability	—	—	4	—	—
Derecognition of derivative liability	—	—	(113)	—	—
Settlements	—	—	—	—	(390)
Exercise of liability awards	—	—	(2)	—	—
Change in fair value	(7,631)	(1,839)	(130)	4,578	(197)
Liability at December 31, 2025	$20,582	$1,068	$34	$4,578	$638
In addition to assets and liabilities that are recorded at fair value on a recurring basis, annual and interim impairment tests may subject the Company’s goodwill and long-lived assets to nonrecurring fair value measurement. The Company performs the annual impairment test for goodwill in the fourth quarter of each year and, for long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
The various inputs to the fair value models are considered Level 3 inputs. See Note 1 - Nature of Business and Summary of Significant Accounting Policies and Note 8 - Goodwill for additional details on the valuation methodologies and inputs used to measure fair value. During the fourth quarter of 2025, the Company recorded a total goodwill impairment charge of $1.1 million in the consolidated statements of operations. See Note 8 - Goodwill for additional details on impairment charges recorded.

Note 6 - Inventories
The following table and descriptions summarize the Company’s inventory (in thousands):

	December 31, 2025	December 31, 2024
Pre-acquisition land costs	$13,546	$4,737
Developed lots	22,466	15,491
Homes under construction	60,497	43,982
Finished homes	83,859	75,060
Inventories	$180,368	$139,270
The Company capitalizes into inventories interest costs incurred on homes under construction during the construction period until they are substantially complete. A summary of capitalized interest is as follows (in thousands):

	December 31, 2025	December 31, 2024
Capitalized interest at beginning of the period:	$3,149	$3,026
Interest incurred	14,315	21,125
Interest expensed:
Included in cost of sales	(5,648)	(8,563)
Directly to interest expense	(9,180)	(12,439)
Capitalized interest at end of the period:	$2,636	$3,149
Note 7 - Property and Equipment
The following table summarizes the Company’s property and equipment (in thousands):

Asset Group	December 31, 2025	December 31, 2024
Buildings	$171	$171
Model home furnishings	2,480	505
Land	63	63
Leasehold improvements	97	97
Machinery and equipment	72	72
Office equipment	58	50
Vehicles	290	430
Total Property and equipment	3,231	1,388
Less: Accumulated depreciation	(1,106)	(629)
Property and equipment, net	$2,125	$759
Depreciation expense, included within Selling, general and administrative expense on the consolidated statements of operations was $0.6 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.
Note 8 - Goodwill
The following table details the changes in goodwill by reporting segment (in thousands):

	GSH South Carolina	Rosewood	Other	Total
Balance at December 31, 2023	$—	$5,207	$500	$5,707
Acquisitions, net of measurement period adjustments	3,573	—	—	3,573
Balance at December 31, 2024	$3,573	$5,207	$500	$9,280
Impairment	—	(647)	(500)	(1,147)
Balance at December 31, 2025	$3,573	$4,560	$—	$8,133
During the fourth quarter of 2025, management identified a decline in market capitalization and a decline in performance compared to the original projected underwriting of the acquisitions and determined that indicators of goodwill impairment existed which required further evaluation.
As a result, management performed a quantitative impairment test of its reporting units in accordance with ASC 350, Intangibles-Goodwill and Other. The fair values of the reporting units were estimated using primarily an income approach (discounted cash flow model) and, to a lesser extent, market approaches (guideline public company method and guideline transaction method), consistent with valuation methods used historically. Under the income approach, future cash flows were estimated and present valued based on a discount rate reflecting a market participant risk-adjusted rate of return.
The quantitative impairment assessment requires the application of a number of significant assumptions, including expected sales trends, gross margins, EBITDA margins, net working capital and capital expenditure requirements, long term growth rate, discount rates, and market multiples. Estimates used in the discounted cash flow projections were based on historical data as well as current and anticipated market conditions. In addition, management compared the implied total fair value of invested capital, based on market capitalization plus the book value of debt, to the combined fair value of invested capital of its reporting units to assess the reasonableness of fair value after consideration of a control premium based on observable comparable company transactions.
As a result of the quantitative assessment, the Company recorded a total impairment charge of $1.1 million for the year ended December 31, 2025.
Note 9 - Debt
The following table and descriptions summarize the amounts outstanding under the Company’s syndicated line of credit and term loan (dollars presented in thousands):

	December 31, 2025
	Weighted average interest rate	Outstanding Balance
Syndicated line of credit:
Wells Fargo Bank	7.48%	$21,177
Regions Bank	7.48%	17,920
Flagstar Bank	7.48%	16,291
United Bank	7.48%	13,033
Third Coast Bank	7.48%	9,775
Total Syndicated line of credit		$78,196

Term loan, net	11.52%	$67,450

	December 31, 2024
	Weighted average interest rate	Outstanding Balance
Syndicated line of credit
Wells Fargo Bank	8.41%	$13,595
Regions Bank	8.41%	11,503
Flagstar Bank	8.41%	10,458
United Bank	8.41%	8,366
Third Coast Bank	8.41%	6,274
Total Syndicated line of credit		$50,196

Term loan, net	11.70%	$67,150
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
The advances from the Syndicated Line are used to build homes and are repaid incrementally upon individual home sales. The Syndicated Line is collateralized by the homes under construction and developed lots. The Syndicated Line is fully secured, and the availability of funds is based on the inventory value at the time of the draw request. Interest is accrued based on the total syndication balance and is paid monthly. As the average construction time for homes is less than one year, the Syndicated Line is considered short-term as of December 31, 2025 and 2024.
The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (ranging from 275 basis points to 350 basis points) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or the base rate plus the aforementioned applicable margin.
The remaining availability to be drawn down, calculated in accordance with the Syndicated Line, was $56.4 million as of December 31, 2025 and $96.4 million as of December 31, 2024. The Syndicated Line also includes a $2.0 million letter of credit as a sub-facility subjected to the same terms and conditions as the Syndicated Line. The Company pays a fee ranging between 15 and 30 basis points per annum depending on the unused amount of the Syndicated Line. The fee is computed on a daily basis and paid quarterly in arrears.
The Syndicated Line contains financial covenants, including (a) a minimum tangible net worth of no less than the sum of (i) $71.0 million or, for the period beginning on the Fourth Amendment Effective Date through the Specified Covenant Termination Date, $76 million, plus (ii) 25% of positive actual consolidated earnings earned beginning with the quarter ended September 30, 2025, plus (iii) 100% of new equity contributed to the Company, plus (iv) 100% of any increase in tangible net worth resulting from an equity issuance upon the conversion or exchange of any security constituting indebtedness that is convertible or exchangeable, or is being converted or exchanged, for equity interests, and plus (v) 100% of the amount of any repurchase of equity interests in the Company; (b) a maximum leverage covenant that prohibits the leverage ratio from exceeding 2.25 to 1.00, except for up to two quarterly measurement periods in which the ratio shall not exceed 2.50 to 1.00 during the period beginning on the Third Amendment Effective Date and ending on December 31, 2025; (c) a minimum debt service coverage ratio of no less than 1.35 to 1.00 for the fiscal quarter ending September 30, 2025 and 1.50 to 1.00 for the fiscal quarter ending December 31, 2025, and a minimum of 2.00 to 1.00 thereafter, beginning with the quarter in which the Company reports a ratio of at least 2.00, but in no event later than the Specified Covenant Termination Date; (d) a minimum liquidity amount beginning on the Fourth Amendment Effective Date through the Specified Covenant Termination Date of not less than $45.0 million and unrestricted cash of not less than $17.5 million, or $37.5 million and unrestricted cash of not less than $15.0 million, beginning with the quarter in which the Company reports a ratio of at least 2.00, but in no event later than the Specified Covenant Termination Date. The Company was in compliance with all debt covenants as of December 31, 2025 and 2024.
The Company recognized $1.4 million of amortized deferred financing costs within Other expense, net in the consolidated statements of operations for both of the years ended December 31, 2025 and 2024. The Company capitalized an additional $0.1 million of deferred financing costs in connection with the Fourth Amendment, which are being amortized over the remaining term of the Syndicated Line. Outstanding deferred financing costs related to the Company’s Syndicated line of credit were $2.2 million and $3.5 million as of December 31, 2025 and December 31, 2024, respectively, and are included in Prepaid expenses and other assets on the consolidated balance sheets as the Syndicated Line is a revolving arrangement.
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
The Credit Agreement provides for a term loan of $70.0 million maturing on the earlier of (a) (i) December 11, 2030, or (ii) the maturity date as defined in the Company’s Second Amended and Restated Credit Agreement, dated as of August 10, 2023, as amended and (iii) the date on which the indebtedness pursuant to the Syndicated Line is accelerated in accordance with the terms of the Syndicated Line with Wells Fargo. As of December 31, 2025, the effective maturity date based on these provisions is August 2, 2027. At the election of the Company, the term loan will either be (i) a SOFR Loan or (ii) an Alternate Base Rate (“ABR”) Loan. Each SOFR Loan will bear interest for each day during each interest period at a rate per annum equal to (a) Adjusted Term SOFR (as defined by the Credit Agreement), plus (b) the applicable margin (ranging from 675 basis points to 775 basis points) based on the Company’s leverage ratio as determined in accordance with the pricing grid set forth in the Credit Agreement. The Company may elect from time to time to convert SOFR Loans to ABR Loans; provided that such conversion be made on the last day of an interest period with respect thereto. Additionally, the Company may elect from time to time to convert ABR Loans to SOFR Loans; provided that no such conversion can take place when any Event of Default (as defined by the Credit Agreement) has occurred and is continuing. As of December 31, 2025, the term loan under the Credit Agreement is classified as a SOFR Loan. The effective interest rate of the Credit Agreement is 12.40%.
On September 29, 2025 (the “KL First Amendment Effective Date”), the Company entered into the First Amendment to Credit Agreement (the “KL First Amendment”), amending the Credit Agreement. The KL First Amendment modified certain financial covenants and clarified language related to the Applicable Premium and Make-Whole Premium that may be payable in certain instances outlined in the Credit Agreement. Except for these updates, no material changes were made to the Credit Agreement.
The Company generally cannot prepay the outstanding balance on the term loan, voluntarily or mandatorily, without also contemporaneously paying a prepayment fee equal to the Applicable Premium as defined in the Credit Agreement. Subject to the terms and conditions set forth in the Credit Agreement, UHG may be required to make mandatory prepayments in certain circumstances, including if a change of control occurs. In the event of a change of control, the Applicable Premium is reduced by 50% of the amount due and payable on the date of prepayment.
The Credit Agreement contains certain financial covenants, including (a) that the Company must maintain a minimum tangible net worth of at least $70.0 million; (b) a maximum leverage covenant that prohibits the consolidated total leverage ratio of the Company and its subsidiaries from exceeding 2.50 to 1.00 for any fiscal quarter (as determined on the last day of each fiscal quarter); provided that the Company may exceed such ratio in two instances from December 11, 2024 until December 31, 2025 so long as the consolidated total leverage ratio does not exceed 2.63 to 1.00 as of the last day of such fiscal quarter; (c) a minimum debt service coverage ratio of the Company and its subsidiaries (as determined on the last day of each fiscal quarter) of (x) not less than 1.35 to 1.00 through December 31, 2025 and (y) thereafter greater than 1.50 to 1.00, provided that the Company and its subsidiaries may allow such debt service coverage ratio to be less than 1.35 to 1.00 in two instances from December 11, 2024 until December 31, 2025 so long as the debt service coverage ratio is greater than or equal to 1.20 to 1.00 as of the last day of such fiscal quarter; and (d) that the Company maintain minimum liquidity of not less than $20.0 million and unrestricted cash of not less than $10.0 million at all times. The obligations under the Credit Agreement are guaranteed by UHG and secured by a security interest in UHG’s 100% ownership and economic interest of GSH. The Company was in compliance with all debt covenants as of December 31, 2025 and 2024.
Term Loan Embedded Derivative
The term loan contains various features that meet the definition of an embedded derivative and require bifurcation as they are not clearly and closely related to the host instrument in accordance with ASC 815, Derivatives and Hedging, including change of control provisions, events of default, and indemnification features. The embedded derivative instrument (“term loan embedded derivative”) is remeasured at fair value every reporting period with changes in fair value presented as a Change in fair value of derivative liabilities within the consolidated statements of operations. At the inception of the term loan, the fair value of the term loan embedded derivative was determined to be immaterial. During the fourth quarter of 2025, the Company increased the probability of a change in control which resulted in an increase in the fair value of the term loan embedded derivative.
The disclosed fair value of the term loan embedded derivative is estimated using a discounted cash flow method (a level 3 measurement) that includes the probability that certain call and put premiums are exercised upon qualifying events of default or changes in control. As of December 31, 2025, the fair value of the term loan embedded derivative was $4.6 million, which was the same as its carrying value. As of December 31, 2024 the fair value of the term loan embedded derivative was immaterial.
The key inputs to the valuation model are (i) the probability and timing of a change in control event occurring over the remaining term of the debt; and (ii) the discount rate, which can be influenced by changes in the risk-free rate. Factors that can affect the estimate of fair value at each reporting date, and therefore the amount of gain or loss recorded for a particular period, include imprecision in estimating unobservable market inputs and the selection of particular methodologies and assumptions used to determine the fair value.
Note 10 - Related Party Transactions
Lot Deposits
The Company enters into option contracts with related parties to acquire lots for the construction of homes. Out of the lot deposits outstanding as of December 31, 2025 and 2024, $4.9 million and $6.8 million, respectively, are with related parties.
Leases
The Company has several operating lease agreements with related parties, including an office space lease used for its corporate headquarters. In addition, the Company leases certain model homes from related parties. During the second quarter of 2024, the Company modified the lease of its corporate headquarters to reduce the leased space for the premises, which was accounted for as a lease modification and partial termination. The Company recorded a gain of $0.2 million as a result of the modification. The terms of the related party leases, including rent expense and future minimum payments, are described in Note 13 - Commitments and Contingencies.
Services Agreement
The Company previously shared office spaces with a related party and certain employees of the Company provided services to the same related party. The Company allocated overhead costs to the related party in the amount of zero and $0.4 million during the year ended December 31, 2025 and 2024, respectively, using a predetermined methodology based on headcount. The balance outstanding as of December 31, 2025 and December 31, 2024 was a net receivable of zero and $0.2 million, respectively, and is presented within Due from related party on the consolidated balance sheets. The Company was charged for property maintenance, consulting, and land development management services in the amount of $0.1 million and $0.8 million for the years ended December 31, 2025 and 2024, by the same related party. The balance outstanding as of December 31, 2025 and 2024 was de minimis and is presented within Due to related parties on the consolidated balance sheets.
General Contracting
The Company may occasionally be engaged as a general contractor by several related parties. There was no related party general contracting activity during the year ended December 31, 2025. For the year ended December 31, 2024, Revenue of $0.9 million, and Cost of sales of $0.7 million, were recognized in the consolidated statements of operations.

Other
On July 1, 2025, the Company issued 156,215 shares of Class A common stock to a related party and former executive officer in accordance with his separation agreement with the Company. For year ended December 31, 2025, expenses of $0.4 million were recognized in the consolidated statements of operations.
The Company utilizes a related party vendor to perform certain civil engineering services. For the year ended December 31, 2025 and 2024, the Company capitalized $0.3 million and $0.1 million, respectively, to Inventories on the consolidated balance sheets.
During the year ended December 31, 2024, the Company recognized Revenue of $0.6 million within the consolidated statements of operations related to speculative homes purchased by related parties.
During the year ended December 31, 2024, the Company paid certain land closing costs on behalf of a related party to transfer the land to one of the Company’s land banking partners. As of December 31, 2024, the Company capitalized $0.2 million of related party closing costs within Inventories on the consolidated balance sheets related to this transaction.
Note 11 - Other accrued expenses and liabilities
The following table provides a summary of the activity in Other accrued expenses and liabilities on the accompanying consolidated balance sheets as follows (in thousands):

	December 31, 2025	December 31, 2024
Accruals related to real estate development and construction activities	$7,007	$434
Accrued compensation	4,097	5,451
Accrued interest	1,036	942
Warranty reserves	2,130	1,866
Other	4,917	5,852
Other accrued expenses and liabilities	$19,187	$14,545
Note 12 - Warranty Reserves
The Company establishes warranty reserves to provide for estimated future costs as a result of construction and product defects. Estimates are determined based on management’s judgment considering factors such as historical spend and projected cost of corrective action.
The following table provides a summary of the activity related to warranty reserves, which are included in Other accrued expenses and liabilities on the accompanying consolidated balance sheets as follows (in thousands):

	December 31, 2025	December 31, 2024
Warranty reserves at beginning of the period	$1,866	$1,302
Reserves provided	1,070	1,219
Payments for warranty costs	(806)	(655)
Warranty reserves at end of the period	$2,130	$1,866
Note 13 - Commitments and Contingencies
Leases
The Company leases several office spaces in South Carolina under operating lease agreements with related parties, and one office space in North Carolina with a third party. In addition, the Company leases certain model homes from related parties and third parties. The leases have a remaining lease terms of up to three years, some of which include options to extend on a month-to-month basis, and some of which include options to terminate the lease. These options are excluded from the calculation of the right-of-use asset (“ROU asset”) and lease liability until it is reasonably certain that the option will be exercised. The Company recognized an operating lease expense of $1.3 million within Selling, general, and administrative expense on the consolidated statements of operations for both of the years ended December 31, 2025 and 2024, respectively, which includes operating lease expense of $0.8 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively, associated with related party leases.
Variable lease expense included within operating lease expense was de minimis for the years ended December 31, 2025 and 2024. The weighted-average discount rate for the operating leases was 9.43% and 9.13% during the years ended December 31, 2025 and 2024, respectively. The weighted-average remaining lease term was 2.49 and 3.20 years for the years ended December 31, 2025 and 2024, respectively.
The maturity of the contractual, undiscounted operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Lease Payment
2026	$949
2027	696
2028	522
Total undiscounted operating lease liabilities	$2,167
Interest on operating lease liabilities	(231)
Total present value of operating lease liabilities	$1,936
In December 2024, the Company sold 21 completed model homes to a third party and simultaneously entered into a lease agreement for these homes. As the executed contracts for the sale have commercial substance, legal title was transferred, and the risks and rewards of ownership were conveyed, the Company accounted for these transactions as a sale-leaseback. The Company determined that the sale of completed homes is part of its ordinary activities. Accordingly, the sales were recognized as Revenue in the consolidated statements of operations for the year ended December 31, 2024, in accordance with ASC 606, Revenue from contracts with customers.
The leases commenced on December 31, 2024. Eleven of the 21 individual leases had a lease term greater than twelve months. In connection with these eleven leases, the Company recognized an operating lease right-of-use-asset and a corresponding operating lease liability of $0.6 million.
Rent expense related to the short-term leases within Selling, general and administrative expense on the consolidated statements of operations for the years ended December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively.
Surety Bonds and Letters of Credit
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post surety bonds or letters of credit related to development projects. As of December 31, 2025, the Company had outstanding surety bonds and letters of credit totaling $9.1 million and $1.3 million, respectively. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these surety bonds or letters of credit.
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
Rosewood Proceedings
Rosewood was named as a co-defendant in a lawsuit alleging negligence/recklessness and breach of certain implied warranties arising out of Rosewood’s construction of homes in a subdivision prior to the Company’s acquisition of Rosewood. In July 2025, the Company and the plaintiffs reached a settlement that has been paid in full, and the case has been dismissed with prejudice. As a result, the Company recognized a loss of $0.2 million within Other expense, net on the consolidated statements of operations.

Note 14 - Convertible Notes Payable
The Company previously issued Convertible Promissory Notes (“Convertible Notes”) with an original principal amount of $80.0 million. On December 11, 2024 (“Redemption Date”), the Company redeemed the Convertible Notes and paid to the convertible note investors (a) an aggregate of $70.0 million, plus accrued and unpaid interest through the Redemption Date, and (b) an aggregate of 10,168,850 shares of Class A common stock with a fair value of $4.41 per share. The Company financed the transaction, in part, by entering into the Credit Agreement with Kennedy Lewis. See Note 9 - Debt for further details. The Company accounted for the redemption as an extinguishment of debt in accordance with ASC 405, Liabilities. As a result, on December 11, 2024 the Company recognized a loss on extinguishment of $45.6 million based on the difference between the total reacquisition price of the extinguished debt, including the make-whole amount of $37.1 million, and the net carrying amount of the Convertible Notes on the Redemption Date. There is no remaining debt balance associated with the Convertible Notes as of December 31, 2025 and 2024.
Interest expense previously capitalized and included within Cost of sales on the consolidated statements of operations was $1.6 million and $4.9 million for the year ended December 31, 2025 and 2024, respectively.
Interest expense included within Other expense, net on the consolidated statements of operations was $8.4 million for the Convertible Notes for the year ended December 31, 2024.
Note 15 - Stock-Based Compensation
Equity Incentive Plans
The Company issues equity awards under the United Homes Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan defines awards to include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards, and provides that the number of shares reserved and available for issuance under the 2023 Plan will automatically increase each January 1, beginning on January 1, 2024, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's Board of Directors. As of December 31, 2025, 9,934,561 common shares are authorized to be issued under the 2023 Plan.
Stock Options
The following table summarizes the activity relating to the Company’s stock options:

	Stock options	Weighted-average per share exercise price
Outstanding, December 31, 2023	3,886,248	$9.72
Granted	1,806,000	6.97
Exercised	(25,954)	2.81
Forfeited	(634,991)	8.54
Outstanding, December 31, 2024	5,031,303	$8.92
Granted	1,553,666	4.37
Exercised	(44,256)	2.81
Forfeited	(1,142,696)	7.89
Outstanding, December 31, 2025	5,398,017	$7.88
Options exercisable at December 31, 2025	1,949,402	$8.81
The aggregate intrinsic value of the stock options outstanding was zero and $1.0 million as of December 31, 2025 and 2024, respectively. The aggregate intrinsic value of the stock options exercisable was zero and $0.5 million as of December 31, 2025 and 2024, respectively. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the price of the option. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.
The Company recognizes stock compensation expense resulting from the equity-based awards over the requisite service period. Stock compensation expense is recorded based on the estimated fair value of the equity‑based award on the grant date using the Black‑Scholes valuation model. Stock compensation expense is recognized in the Selling, general and administrative expense line item in the consolidated statements of operations. Stock compensation expense, net of forfeitures, included in the consolidated statements of operations for the years ended December 31, 2025 and 2024 was $5.1 million and $5.6 million, respectively. As of December 31, 2025, the total unrecognized stock compensation expense related to non-vested stock option arrangements is $8.7 million. The weighted average period over which the unrecognized stock compensation expense is expected to be recognized is 2.00 years.
The following table presents the range of assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options issued during the years ended December 31, 2025 and 2024:

Inputs	Year Ended December 31, 2025	Year Ended December 31, 2024
Risk-free interest rate	4.60%	4.50% - 4.68%
Expected volatility	50%	47%
Expected dividend yield	—%	—%
Expected life (in years)	6.00 - 6.25	6.00 - 6.25
Fair value of options	$2.35 - $2.39	$3.35 - $3.65
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
Certain stock options issued under the 2023 Plan are issued to individuals who are not employees of the Company and who are not providing goods or services to the Company. These options are recognized in accordance with ASC 815, Derivatives and Hedging as a derivative liability and marked to market at each reporting period end. As of December 31, 2025 and 2024, the derivative liability related to stock options amounts to less than $0.1 million and $0.3 million, respectively, and is included within Derivative liability on the consolidated balance sheets.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity relating to the Company’s RSUs:

	Shares	Weighted-average grant date fair value per unit
Outstanding, December 31, 2023	64,593	$6.59
Granted	65,700	7.02
Vested	(29,260)	6.86
Forfeited	(6,033)	6.74
Outstanding, December 31, 2024	95,000	$6.79
Granted	56,800	4.35
Vested	(40,052)	5.95
Forfeited	(10,150)	5.20
Outstanding, December 31, 2025	101,598	$5.92

The Company grants time-based RSUs to certain participants under the 2023 Plan that are stock-settled with UHG Class A Common Shares. As RSUs vest for employees, a portion of the award may be withheld to cover employee tax withholding. The time-based restricted stock units granted under the 2023 Plan typically vest annually over four years.
Stock-based compensation expense, net of forfeitures, included in Selling, general and administrative expense in the consolidated statements of operations for time-based restricted stock units was $0.3 million for both of the years ended December 31, 2025 and 2024. As of December 31, 2025, there was unrecognized pre-tax compensation expense of $0.5 million related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.23 years.
Performance-Based Restricted Stock Units (“PSUs”)
The following table summarizes the activity relating to the Company’s PSUs:

	Shares	Weighted-average grant date fair value per unit
Outstanding, December 31, 2023	—	$—
Granted	478,000	3.45
Vested	(8,500)	3.45
Forfeited	(26,000)	3.45
Outstanding, December 31, 2024	443,500	$3.45
Granted	389,750	1.95
Vested	—	—
Forfeited	(116,250)	2.87
Outstanding, December 31, 2025	717,000	$2.73
The Company grants PSUs to certain employees that vest upon the date, if any, that the volume weighted average price of the Company’s Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to a target share price during the performance period. Certain of the PSUs are also subject to an acceleration clause in which 100% of the grantholders’ PSUs may become vested and settled upon the occurrence of certain termination events. As PSUs vest for employees, a portion of the award may be withheld to cover employee tax withholding.
Stock compensation expense for the PSUs is recorded based on the estimated fair value of the equity-based award on the grant date which is determined using the Monte Carlo simulation method. Stock-based compensation expense, net of forfeitures, included in the consolidated statements of operations for PSUs was $0.7 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was unrecognized pre-tax compensation expense of $0.6 million related to PSUs that is expected to be recognized over a weighted-average period of 1.16 years.
Stock Warrants
The Company previously granted an option to non-employee directors to purchase 1,867,368 stock warrants for $0.2 million. Each warrant represents one non-voting common share. The warrants are exercisable at $4.05 per warrant and can be exercised through June 30, 2032. As of December 31, 2025 and 2024, there are 746,947 stock warrants outstanding. There were no additional warrants granted, and no compensation expense recorded, during the years ended December 31, 2025 and 2024.
Note 16 - Earnout Shares
In connection with the Business Combination Agreement, on March 30, 2023 the Company reserved 21,886,379 common shares (“Earnout Shares”), of which 20,000,000 were allocated to GSH equity holders and option holders, and 1,886,379 were allocated to DHHC equity holders (together, the “Earnout Holders”), to be awarded upon the achievement of certain earnout conditions. During the five year period expiring on March 30, 2028 (“Earnout Period”), eligible Earnout Holders are entitled to receive Earnout Shares on a pro-rata basis on the date when the VWAP of one share of the UHG Class A Common Shares quoted on the Nasdaq has been greater than or equal to $12.50, $15.00, $17.50 (“Triggering Event I,” “Triggering Event II,” and “Triggering Event III,” respectively, and together the “Triggering Events”) for any twenty trading days within any thirty consecutive trading day period within the Earnout Period. For Triggering Event I and Triggering Event II, 37.5% of Earnout Shares will be released and following the achievement of Triggering Event III, 25.0% of Earnout Shares will be released. In addition, if a change in control occurs during the Earnout Period then all

Triggering Events will be deemed to have occurred on the date immediately prior to the consummation of a change of control transaction.
There are two units of account within the Earnout Shares depending on the Earnout Holder. If the Earnout Holder was previously a GSH or DHHC equity holder at the time the Earnout Shares were awarded, the instrument was accounted for as a derivative liability. If the Earnout Holder was previously a GSH option holder, the instrument was accounted for as equity classified award and recorded as stock based compensation expense.
The following table summarizes the number of Earnout Shares allocated to each unit of account:

	Triggering Event I	Triggering Event II	Triggering Event III
Derivative liability	8,060,923	8,060,923	5,373,948
Stock compensation	146,469	146,469	97,647
Total Earnout Shares	8,207,392	8,207,392	5,471,595
As of December 31, 2025, the fair value of the Earnout Shares was $0.96 per share issuable upon Triggering Event I, $0.96 per share issuable upon Triggering Event II and $0.95 per share issuable upon Triggering Event III.
As of December 31, 2024, the fair value of the Earnout Shares was $1.59 per share issuable upon Triggering Event I, $1.25 per share issuable upon Triggering Event II and $0.99 per share issuable upon Triggering Event III.
The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a daily basis over the Earnout Period. The resulting values were subsequently weighted to reflect the probability of a change in control. The assumptions used in the valuation of these instruments, using the most reliable information available, include:

	December 31, 2025	December 31, 2024
Current stock price	$1.56	$4.23
Stock price targets	$12.50, $15.00, $17.50	$12.50, $15.00, $17.50
Expected life (in years)	2.25	3.25
Earnout period (in years)	2.25	3.25
Risk-free interest rate	3.50%	4.30%
Expected volatility	70%	52%
Expected dividend yield	—%	—%
For the years ended December 31, 2025 and 2024, the change in fair value of the Earnout Shares resulted in a gain of $7.6 million and $87.4 million, respectively, primarily resulting from changes in the company's stock price.
As none of the earnout Triggering Events have occurred as of December 31, 2025, no shares have been distributed.
Note 17 - Warrant Liability
In connection with the Business Combination Agreement, the Company assumed 2,966,663 private placement warrants (“Private Warrants”) and 8,625,000 publicly-traded warrants (“Public Warrants”, and, together with the Private Warrants, the “Common Stock Warrants”). As of December 31, 2025 and 2024, all Common Stock Warrants remained outstanding. Each Common Stock Warrant issued entitles the holder to purchase one UHG Class A Common Share at an exercise price of $11.50 per share. During the years ended December 31, 2025 and 2024, no Common Stock Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise. The Private Warrants are exercisable on a cashless basis and are nonredeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain exemptions. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Common Stock Warrants and concluded that they meet the definition of a derivative and will be accounted for in accordance with ASC 815, Derivatives and Hedging, as the Common Stock Warrants are not

considered indexed to UHG’s stock. The Common Stock Warrants were originally recognized as a liability and are marked to market at each reporting period end. The Private Warrants are valued using a Monte Carlo analysis. The Public Warrant quoted market price is used as the fair value of the Public Warrants.
The change in fair value of the private placement warrant liability for the years ended December 31, 2025 and 2024 resulted in a gain of $1.9 million and $0.4 million, respectively. These changes are included in Change in fair value of derivative liabilities on the consolidated statements of operations.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo method:

	December 31, 2025	December 31, 2024
Current stock price	$1.56	$4.23
Exercise price	$11.50	$11.50
Expected life (in years)	2.25	3.25
Risk-free interest rate	3.50%	4.30%
Expected volatility	70%	52%
Expected dividend yield	—%	—%
The change in fair value of the public warrant liability for the years ended December 31, 2025 and 2024 resulted in a gain of $4.9 million and $0.6 million, respectively. These changes are included in Change in fair value of derivative liabilities on the consolidated statements of operations.
Note 18 - Income Taxes
Income tax expense (benefit) comprises the following current and deferred amounts (in thousands):

	December 31, 2025	December 31, 2024
Current expense:
Federal	$1,086	$2,304
State	413	820
Total current expense	1,499	3,124
Deferred benefit:
Federal	(4,332)	(10,814)
State	(845)	(2,029)
Total deferred benefit	(5,177)	(12,843)
Change in valuation allowance	20,425	—
Total income tax expense (benefit)	$16,747	$(9,719)

The following table reconciles the statutory federal income tax rate to the effective income tax rate (dollar amounts presented in thousands):

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Income taxes at federal statutory rate	$105	21.0%	$7,809	21.0%
State income taxes, net of federal tax	(519)	(103.8)%	(1,381)	(3.7)%
Change in fair value of derivative liabilities	(2,087)	(417.7)%	(18,756)	(50.4)%
Non-deductible compensation	544	109.0%	172	0.5%
Stock-based compensation	124	24.9%	159	0.4%
Return to provision	(2,261)	(452.4)%	—	—%
Valuation allowance	20,425	4,087.2%	—	—%
Goodwill impairment	241	48.2%	—	—%
Meals and entertainment	9	1.8%	17	—%
Transaction costs	165	33.0%	—	—%
Loss on extinguishment of convertible notes	—	—%	2,261	6.1%
Other	1	0.1%	—	—%
Income tax expense (benefit)	$16,747	3,351.3%	$(9,719)	(26.1)%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
§263A uniform capitalization rules	$475	$318
Warranty reserve	638	550
Other accrued expenses and liabilities	903	1,234
Stock-based compensation	3,399	2,832
Interest expense	14,869	10,569
Operating lease liabilities	484	738
Start-up/organization costs	1,366	1,475
Other	86	51
Valuation allowance	(20,425)	—
Total deferred tax asset	1,795	17,767
Deferred tax liabilities:
§481(a) unfavorable adjustment	(258)	(516)
Inventories	(252)	(751)
Prepaid insurance	(268)	(273)
Property, plant and equipment, net	(468)	(125)
Operating right-of-use assets	(451)	(693)
Intangible assets	(89)	(85)
Other	(9)	(76)
Total deferred tax liability	(1,795)	(2,519)
Net deferred tax asset	$—	$15,248
Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences. Temporary differences arise when revenues and expenses for financial reporting are recognized for tax purposes in a different period. ASC 740, Income Taxes, requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax assets will be utilized. The Company evaluates deferred income tax assets on at least an annual basis to determine if valuation allowances are required by considering all available evidence. As a result of the analysis performed in 2025, the Company established a full valuation allowance against its net deferred tax assets.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions that qualify for inclusion in the consolidated financial statements, and has not recognized or accrued for any interest or penalties. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. UHG is subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2020 through 2025. Currently, the Company is not subject to any open audits.
Note 19 - Employee Benefit Plan
The Company sponsors an elective safe harbor 401(k) contribution plan covering substantially all employees who have completed three consecutive months of service. The plan provides that the Company will match up to the first 3% of the participant’s base salary rate at 100% and 50% of the next 2% for a maximum contribution of 4%. In addition, participants become 100% vested with respect to employer contributions after completing six years of service. Administrative costs for the plan were paid by the Company.
Total employer contributions paid to the plans for the years ended December 31, 2025 and 2024 were $0.4 million and $0.3 million, respectively. These amounts are recorded in Selling, general and administrative expenses on the consolidated statements of operations.
Note 20 - Earnings per Share
The Company computes basic net earnings per share using net income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted net earnings per share (dollar amounts presented in thousands, except shares and earnings per share):

	December 31, 2025	December 31, 2024
Net (loss) income	$(16,252)	$46,906
Basic income available to common shareholders	(16,252)	46,906

Effect of dilutive securities:
Add back:
Change in fair value of stock options - liability classified, net of tax	—	(252)
Interest on Convertible Notes payable, net of tax	—	10,173
Diluted (loss) income available to common shareholders	$(16,252)	$56,827

Weighted-average number of common shares outstanding - basic	58,703,395	48,967,507
Effect of dilutive securities:
Stock options - equity classified	—	349,035
Stock options - liability classified	—	36,006
Restricted stock units	—	7,395
Stock warrants	—	261,199
Convertible Notes(1)	—	13,518,778
Weighted-average number of common shares outstanding - diluted	58,703,395	63,139,920

(Loss) earnings per share:
Basic	$(0.28)	$0.96
Diluted	$(0.28)	$0.90
____________
(1)On December 11, 2024 the Company redeemed the Convertible Notes. See Note 14 - Convertible Notes Payable for further details.

The following table summarizes potentially dilutive outstanding securities for the years ended December 31, 2025 and 2024 that were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	December 31, 2025	December 31, 2024
Stock warrants	746,947	—
Private placement warrants	2,966,663	2,966,663
Public warrants	8,625,000	8,625,000
Stock options - equity classified	5,697,161	4,420,414
Stock options - liability classified	87,153	37,750
Restricted stock units	102,338	49,018
Total anti-dilutive features	18,225,262	16,098,845
The Company’s 21,886,379 Earnout Shares and 717,000 PSUs are excluded from the anti-dilutive table above for the year ended December 31, 2025, as the underlying shares remain contingently issuable as the Earnout Triggering Events have not been satisfied.
Note 21 - Subsequent Events
Management has performed an evaluation of subsequent events after the balance sheet date of December 31, 2025 through the date the consolidated financial statements were issued. During this period, the Company has not identified any subsequent events that require recognition or disclosure, except for the ones noted below.
Merger Agreement
On February 22, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Stanley Martin Homes, LLC (“Parent”) and Union MergeCo, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”).
At the effective time of the Merger (the “Effective Time”), each share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and Class B common stock of the Company, par value $0.0001 per share (the “Class B Common Stock” and together with Class A Common Stock, the “Company Common Stock”) that is issued and outstanding as of immediately prior to the Effective Time (other than shares of Company Common Stock to be canceled pursuant to the Merger Agreement or Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive cash in an amount equal to $1.18, without interest thereon (the “Per Share Amount”).
In connection with the Merger, each stock option that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will be canceled and converted into the right to receive a lump-sum cash payment, less applicable tax withholdings, equal to the excess, if any, of the Per Share Amount over the applicable exercise price. Stock options with an exercise price equal to or greater than the Per Share Amount will be canceled without payment. Each outstanding RSU and PSU will be canceled and converted into the right to receive a lump-sum cash payment, less applicable tax withholdings, equal to the Per Share Amount multiplied by the aggregate number of Shares subject to such RSU or PSU immediately before the Effective Time, with any performance-based goals deemed achieved and satisfied at 100%.
Immediately prior to the Effective Time, the Company will issue 21,866,379 shares of common stock in satisfaction of outstanding Earnout Share obligations pursuant to existing contractual arrangements. In addition, in connection with the Merger, the strike price of each Common Stock Warrant and stock warrant will be adjusted downwards in accordance with the terms of the applicable governing agreements.
The Merger is expected to be completed in the second quarter of 2026 and is subject to customary closing conditions, including, but not limited to, the absence of legal restraints prohibiting consummation of the Merger, the accuracy of representations and warranties, compliance with covenants, and the absence of a material adverse effect. Consummation of the Merger is not subject to any financing condition. If the Merger is consummated, the Company’s common stock and warrants will be delisted from the Nasdaq Global Market and deregistered under the Securities Exchange Act of 1934, as amended.
The Merger Agreement contains customary representations, warranties and covenants of the parties, including covenants regarding the conduct of the Company’s business prior to consummation of the Merger, as well as non-

solicitation provisions. The Merger Agreement also provides for termination rights for both the Company and Parent and requires the payment of a termination fee of $4.0 million by either party under specified circumstances.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.2, included in Part IV, Item 15, “Exhibits and Financial Statement Schedules”, of this Annual Report on Form 10-K.
Employment Agreement Amendment
On February 22, 2026, UHG entered into an Employment Agreement Amendment and Waiver with Michael P. Nieri (the “Employment Agreement Amendment and Waiver”), which amends certain provisions of his existing employment agreement and is effective as of, and contingent upon, the consummation of the Merger at the Effective Time.
Pursuant to the Employment Agreement Amendment and Waiver, Mr. Nieri agreed, among other things, to waive his existing severance and change in control entitlements, including a contractual cash severance payment and extended healthcare coverage. In lieu thereof, Mr. Nieri will be eligible to receive a one-time cash payment of $0.7 million, subject to execution of a customary release, and Company-paid COBRA continuation coverage for a period of 18 months on terms generally consistent with those provided to other Company executives. The Employment Agreement Amendment also modifies the scope of certain restrictive covenants applicable to Mr. Nieri and his affiliates.

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
In connection with the preparation of this Form 10-K, as of December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of UHG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that UHG‘s disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:
1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company;
2.provide reasonable assurance that transactions are recorded as necessary to permit the preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of management and directors, and;
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in the consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including its CEO and CFO, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management determined the Company maintained effective internal control over financial reporting as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of internal controls from UHG’s independent registered public accounting firm due to UHG’s status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There have been no changes in UHG’s internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated by reference to the 2026 Proxy Statement, or, in the event UHG does not prepare and file the 2026 Proxy Statement, will be provided instead by an amendment to this Annual Report, to be filed no later than 120 days after December 31, 2025.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated by reference to the 2026 Proxy Statement, or, in the event UHG does not prepare and file the 2026 Proxy Statement, will be provided instead by an amendment to this Annual Report, to be filed no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated by reference to the 2026 Proxy Statement, or, in the event UHG does not prepare and file the 2026 Proxy Statement, will be provided instead by an amendment to this Annual Report, to be filed no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated by reference to the 2026 Proxy Statement, or, in the event UHG does not prepare and file the 2026 Proxy Statement, will be provided instead by an amendment to this Annual Report, to be filed no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 is incorporated by reference to the 2026 Proxy Statement, or, in the event UHG does not prepare and file the 2026 Proxy Statement, will be provided instead by an amendment to this Annual Report, to be filed no later than 120 days after December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit	Description

2.1**
Business Combination Agreement, dated September 10, 2022, by and among DiamondHead Holdings Corp., Hestia Merger Sub, Inc. and Great Southern Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on February 9, 2023)

2.2**
Agreement and Plan of Merger, dated as of February 22, 2026, by and among United Homes Group, Inc., Union MergeCo, Inc. and Stanley Martin Homes, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 23, 2026)

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
10.1
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

10.5†	United Homes Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 28, 2023)
10.6†
Employment Agreement, dated October 1, 2024, by and between the Company and Michael Nieri (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 14,2025)

10.7†
Employment Agreement, dated July 17, 2023, by and between the Company and John G. Micenko Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023)

10.8†	Employment Agreement, dated March 30, 2023, by and between the Company and Keith Feldman (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 5, 2023)
10.9†
Employment Agreement, dated October 1, 2024, by and between the Company and James Pirrello (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 15, 2025)

10.10†
Interim CEO Transition Letter, dated May 19, 2025, by and between United Homes Group, Inc. and James M. Pirrello (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2025)

10.11†
CEO Promotion Letter, dated May 19, 2025, by and between United Homes Group, Inc. and John G. (Jack) Micenko, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2025)

10.12†	Form of Executive Officer Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2025)
10.13†	Form of Time-Based Stock Option Award and Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024)

10.14†	Form of Performance Stock Unit Award and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
10.15**
Second Amended and Restated Credit Agreement, dated as of August 10, 2023, among United Homes Group, Inc., Great Southern Homes, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2023)

10.16**
First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 22, 2023, among United Homes Group, Inc, Great Southern Homes, Inc, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2024)

10.17**
Second Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of January 26, 2024, among United Homes Group, Inc., Great Southern Homes, Inc., Rosewood Communities, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

10.18**
Third Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of August 2, 2024, among United Homes Group, Inc., Great Southern Homes, Inc., Rosewood Communities, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024)

10.19
Fourth Amendment to the Second Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of September 29, 2025, among United Homes Group, Inc., Great Southern Homes, Inc., Rosewood Communities, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2025)

10.20**
Credit Agreement, dated as of December 11, 2024, by and among United Homes Group, Inc., Great Southern Homes, Inc., Kennedy Lewis Agency Partners, LLC and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 14, 2025)

10.21**
First Amendment to the Credit Agreement, dated as of September 29, 2025, among United Homes Group, Inc., Great Southern Homes, Inc., Kennedy Lewis Agency Partners, LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2025)

19.1	United Homes Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2025)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 15, 2024)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Executive Officer Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________

*	Filed or furnished herewith.
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
Date: March 13, 2026

United Homes Group, Inc.

By:	/s/ Keith Feldman
Name:	Keith Feldman
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 13, 2026

Signature	Title	Date

/s/ John G. (Jack) Micenko, Jr.	Chief Executive Officer and President	March 13, 2026
John G. (Jack) Micenko, Jr.	(Principal Executive Officer)

/s/ Michael Nieri	Executive Chairman and Director	March 13, 2026
Michael Nieri

/s/ Keith Feldman	Chief Financial Officer	March 13, 2026
Keith Feldman	(Principal Financial and Accounting Officer)

/s/ Robert Dozier	Director	March 13, 2026
Robert Dozier

/s/ Jason Enoch	Director	March 13, 2026
Jason Enoch

/s/ Alan Levine	Director	March 13, 2026
Alan Levine