Form 10-K/A
period 2025-12-31
United Homes Group, Inc.
filed 2026-04-29
CIK 1830188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
As of April 21, 2026, 21,853,341 Class A Common Shares, par value $0.0001 per share, and 36,973,876 Class B Common Shares, par value $0.0001 per share, were issued and outstanding.
Auditor Name: Forvis Mazars, LLP Auditor Location: Tysons, VA Auditor Firm ID: 686
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
United Homes Group, Inc. (the "Company"), a corporation incorporated under the laws of Delaware, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”), on March 13, 2026 (the “Original Form 10-K”) solely to:
•amend Part III, Items 10, 11, 12 13 and 14 of the Original Form 10-K to include the information required by and not included in such Items;
•remove the reference on the cover of the Original Form 10-K to the incorporation by reference of certain information from either a proxy statement or an amendment on Form 10-K into Part III of the Original Form 10-K; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.
Except as explicitly set forth herein, this Amendment does not otherwise change, modify or update the disclosures in the Original Form 10-K.
Unless we state otherwise or the context otherwise requires, in this Amendment, all references to "UHG," "we," "us," "our" and the "Company" refer to United Homes Group, Inc. and its subsidiaries. Reference to "2025" refers to fiscal year 2025 ended December 31, 2025. "Common Shares" refer to United Homes Group, Inc. common shares.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table provides the name, age and position of each of our executive officers and directors. Certain biographical information for each individual follows the table.

Name	Age	Position
Jack Micenko	52	Chief Executive Officer and President
Michael Nieri	61	Executive Chairman and Director
Keith Feldman	49	Chief Financial Officer
Shelton Twine	53	Co-Chief Operating Officer
Jeremy Pyle	48	Co-Chief Operating Officer
Tom O’Grady	71	Chief Administrative Officer
Rob Penny	51	Executive Vice President - Sales
Jason Enoch	59	Independent Director
Robert Dozier	58	Independent Director
Alan Levine	65	Independent Director
John G. (Jack) Micenko, Jr. has served as our Chief Executive Officer since May 2025 and as our President since July 2023. Mr. Micenko has more than 20 years of experience in the residential real estate and mortgage finance industry, most recently as Managing Director at BTIG LLC (“BTIG”), where he had led the firm’s Housing Ecosystem investment banking practice since 2021, identifying opportunities for corporate clients across all aspects of the residential housing industry. Before his tenure at BTIG, Mr. Micenko was Senior Equity Analyst and Deputy Director of Research for Susquehanna International Group, LLP from 2004 to 2021. Mr. Micenko served as Vice President at Lehman Brothers Holdings Inc. from 2000 to 2004 and as Vice President at Friedman Billings Ramsey Group, a real estate investment trust, from 1996 to 2000. Mr. Micenko holds a Bachelor of Finance from John Carroll University and brings to our management team his extensive background in residential housing finance, capital markets and mergers and acquisitions.
Michael Nieri is our Executive Chairman, after serving as our Chief Executive Officer and Chairman of the Board since becoming a public company in 2023. Mr. Nieri founded Great Southern Homes, Inc. (GSH) in June 2004, and served as GSH’s President and Chairman prior to the March 2023 business combination with DiamondHead Holdings Corporation (DHHC) that created United Homes Group (the “Business Combination”). Mr. Nieri has dedicated his professional life to providing families with well-built, affordably priced homes with signature style and quality throughout the southeast, where he has built over 15,000 homes in high-growth markets over his career. Mr. Nieri has received numerous awards and accolades over the course of his career, including his induction into the South Carolina Housing Hall of Fame and receiving the BIA Richard N. Sendler Award by the Central South Carolina Building Industry Association. In addition, he has been recognized as the South Carolina Homebuilder of the Year and the Builder Member of the Year. For his innovative leadership and dedication to his community, Mr. Nieri received the 2020 Hearthstone BUILDER Humanitarian Award, a national award for industry leaders who demonstrate a lifetime of dedication to charitable endeavors. Mr. Nieri holds a Bachelor of Science degree in Construction Science and Management from Clemson University. Mr. Nieri is the brother-in-law of Shelton Twine. Mr. Nieri’s qualifications to serve on our Board are primarily based on his operational and historical experience as Founder, President, Chief Executive Officer and Chairman of GSH and his extensive experience in the homebuilding industry.
Keith Feldman has served as our Chief Financial Officer since the Business Combination. Mr. Feldman previously served as Chief Financial Officer of DHHC, a position he held from October 2020 until the Business Combination. Mr. Feldman also served as a director of DHHC from its inception until his resignation on August 2, 2022, and his resignation did not result from any disagreement with DHHC. From October 2020 through March 2024, Mr. Feldman served as a director and the chairman of the audit committee of Lordstown Motors Corp. (subsequently known as Nu Ride, Inc.), an electric vehicle automaker. Mr. Feldman previously served as the Chief Financial Officer and Treasurer of NorthStar Realty Europe Corp. (NYSE: NRE), a NYSE-listed REIT focused on European commercial real estate properties from May 2017, through the acquisition by AXA Investment Managers-Real Assets, in September 2019. Mr. Feldman served as a managing director of Colony Capital, Inc., from January 2017 to October 2019 and served as a managing director of NorthStar Asset Management Group Inc., a predecessor company of Colony Capital, Inc. from July 2014 to January 2017, as a managing director of NorthStar Realty Finance Corp. from January 2014 to July 2014 and as a director of NorthStar Realty Finance Corp. from January 2012 to December 2013. In each of these roles, Mr. Feldman’s responsibilities included capital markets, corporate finance, and investor relations. Earlier in his career, Mr. Feldman held various financial positions at NorthStar Realty Finance Corp., Goldman Sachs, J.P. Morgan Chase and KPMG LLP. Mr. Feldman received a Bachelor of Science in accounting from Binghamton University. Mr. Feldman is a CFA charter holder and a CPA.
Shelton Twine served as our Chief Operating Officer from the time of the Business Combination through May 2025, and as one of our Co-Chief Operating Officers from May 2025 through the present. Mr. Twine oversees our day to day operations to execute the strategic vision of the company, and previously served as a key member of the management team of GSH and its affiliated entities for 20 years preceding the Business Combination. Prior to becoming GSH’s Chief Operating Officer in July 2018, Mr. Twine held various positions with GSH beginning in 2002, including serving as GSH’s Vice President - Operations from 2015 to 2018 and as Vice President. From 2007 to 2015, Mr. Twine served as President of Realty and Marketing Services (RMS) following its spin-off from GSH, where he oversaw real estate and sales operations. Mr. Twine is a licensed real estate broker and holds a Bachelor of Arts degree from Old Dominion University in Norfolk, Virginia. Mr. Twine is the brother-in-law of Mr. Nieri.
Jeremy Pyle has served as our Co-Chief Operating Officer since May 2025. Prior to that, Mr. Pyle served as our Co-Executive Vice President - Construction Services since the Business Combination, where he oversaw and directed all construction activities in GSH’s South Carolina and Georgia markets of the Midlands, Sumter, Greenville, Spartanburg, Goose Creek, Aiken, Augusta, Florence and Clemson. Mr. Pyle previously served as Vice President -Construction from May 2020 until the Business Combination. Mr. Pyle started with GSH in 2005 as a superintendent and rose through the ranks to become a Production Manager and ultimately, co-Executive Vice President -Construction Services.
Clive R.G. (Tom) O’Grady has served as our Chief Administrative Officer since the Business Combination, and previously had been a member of the board of directors of GSH since October 2021 and served as GSH’s Chief Administrative Officer, a position he held from January 2022 until the Business Combination. Mr. O’Grady also served as a member of our board of directors from the time of the Business Combination through May 2025. Mr. O’Grady was the Principal of O’Grady Law PLLC from 2013 until the Business Combination. He has also served as Treasurer and a director of Attransco, Inc., a shipping company, since 1995. From 2012 to 2013, Mr. O’Grady served as Executive Vice President of Corporate Development at RxAlly, a technology company. Previously, Mr. O’Grady spent over 25 years as a corporate transactional lawyer at McGuire Woods LLP and prior to that practiced at Bowmans in South Africa. Mr. O’Grady holds a Bachelor of Commerce degree and a Bachelor of Laws degree from the University of the Witwatersrand in Johannesburg, South Africa, and a Master of Laws degree from the University of Virginia.
Robert Penny has served as our Executive Vice President - Sales since the Business Combination, and previously served as Vice President - Sales of GSH from January 2020 until the Business Combination. Mr. Penny is responsible for product planning, inventory management, sales and contract administration, market presentation, and customer relations. Previously, Mr. Penny was a Regional Sales Manager for GSH, covering the Midlands, Upstate, and Coastal regions, from October 2013 through January 2020. Mr. Penny holds a degree in Hotel, Restaurant, and Tourism Management from the University of South Carolina.
Jason Enoch has served as a director since the Business Combination, and previously served as a member of the board of directors of GSH from October 2021 until the Business Combination. Mr. Enoch is our lead independent director. Mr. Enoch is also a member and the Chairman of our Audit Committee, a member and Chairman of our Related Party Transactions Committee, and a member of the Compensation Committee. Mr. Enoch was a Partner at Deloitte & Touche LLP, an independent accounting firm, from June 2002 through his retirement in September 2020, and began his career there in 1989. Mr. Enoch earned a degree in accounting from Lehigh University and an MBA from Columbia University. Mr. Enoch’s experience as a long-term partner at Deloitte & Touche LLP, including in particular his focus on the audits of public company financial statement and internal controls over financial reporting, provided him not only with an extensive financial and accounting background that adds depth to UHG’s Audit Committee, but also a focus interacting with the Securities and Exchange Commission, and he has assisted clients with initial and secondary public securities offerings and private placements. During his time at Deloitte & Touche LLP, his service to his clients’ board of directors provided him with important experience and perspectives with respect to governance, risk management, operations, and public company best practices. This experience uniquely qualifies him to serve on our Board and as Chairman of the Audit Committee.
Robert Dozier, Jr. has served as a director since the Business Combination, and previously served as a director of GSH from December 2021 until the Business Combination. Mr. Dozier is a member and Chairman of our Nominating and Corporate Governance Committee and a member of the Audit Committee, and Compensation Committee. Mr. Dozier is the Chief Executive Officer of Palmetto Citizens Federal Credit Union, a position he has held since February 2023. Mr. Dozier previously served as President of First Reliance Bancshares, the holding company for First Reliance Bank (“FRB”), where he served as Chief Operating Officer from January 2020 through December 2022. FRB is a community bank headquartered in South Carolina, serving eight markets in North and South Carolina. From June 2011 to December 2019, Mr. Dozier served as Executive Vice President and Chief Business Officer of Federal Home Loan Bank of Atlanta, a $100 billion dollar wholesale bank serving over 850 financial institutions around the Southeast. Mr. Dozier has a Political Science Degree from the University of South Carolina and is a former member of the Board of Trustees of the University of South

Carolina. Mr. Dozier’s business and banking experience, as well as his deep connections in the South Carolina business community, make him well-qualified to serve on our Board.
Alan Levine has served as a director since the Business Combination, and preciously served a member of the board of directors of GSH from October 2021 until the Business Combination. Mr. Levine is a member and the Chairman of our Compensation Committee and is a member of the Audit Committee and Related Party Transactions Committee. Mr. Levine has been retired since 2019, following a 35-year career with Enterprise Holdings, where he was President/General Manager for the South Florida Group, responsible for leading all aspects of the company’s three primary brands - Enterprise Rent A Car, National Car Rental and Alamo Rent-A-Car. In addition, Mr. Levine directed the firm’s other business lines, including Car Sales and Commercial Truck Rental, and consulted for the company’s Fleet Management (fleet leasing) operation. Mr. Levine led Enterprise’s expansion that has included approximately doubling in size, the opening of a new business division and the successful integration of a major acquisition. Mr. Levine graduated from the University of South Florida with a degree in Marketing, and has attended Enterprise’s Senior Executive Leadership program, in addition to numerous other developmental seminars. Mr. Levine’s extensive experience in the areas of operations, management, and leadership makes Mr. Levine well-qualified to serve on our Board.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, applicable to all of our employees, executive officers and directors. The Code of Ethics is available on the investor relations portion of our website at www.unitedhomesgroup.com. Information contained on or accessible through this website is not a part of this report, and the inclusion of this website address in this report is an inactive textual reference only. The Nominating and Corporate Governance Committee of Board is responsible for overseeing the Code of Ethics and must approve any waivers of the Code of Ethics for employees, executive officers and directors. We expect that any amendments to the Code of Ethics, or any waivers of its requirements, will be disclosed on our website.
Audit Committee
Our Audit Committee consists of Mr. Enoch, Mr. Dozier, and Mr. Levine, with Mr. Enoch serving as the chairperson of the Audit Committee. Under the Nasdaq Listing Rules and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. Mr. Enoch, Mr. Dozier, and Mr. Levine each meet the independent director standard under the Nasdaq Listing Rules and under Rule 10A-3(b)(1) of the Exchange Act. Our Audit Committee held four meetings in 2025.
The Board has determined that Mr. Enoch qualifies as an audit committee financial expert within the meaning of SEC regulations and all members meet the financial sophistication requirements of the Nasdaq Listing Rules. Both our independent registered public accounting firm and management periodically meet privately with the Audit Committee.
Employee, Officer and Director Hedging; Insider Trading; 10b5-1 Plans and Pledging
Our Board has adopted an insider trading policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material nonpublic information about a company from: (i) trading in securities of that company; or (ii) providing material nonpublic information to other persons who may trade on the basis of that information.
Our insider trading policy prohibits our Board members, officers, employees and consultants from engaging in (a) transactions involving options on our securities, such as puts, calls and other derivative securities, whether on an exchange or in any other market, and (b) hedging transactions, such as collars and forward sale contracts. Our insider trading policy also prohibits our Board members, officers, employees and consultants from purchasing Company securities on margin, borrowing against Company securities held in a margin account, or pledging Company securities as collateral for a loan.
Our insider trading policy permits our executive officers and directors to enter into trading plans established according to Section 10b5-1 of the Exchange Act. These plans may include specific instructions for a broker to exercise vested options and sell our common stock on behalf of the executive officer or director at certain dates if our stock price is above a specified level or both. Under these plans, the executive officer or director no longer has control over the decision to exercise and sell the securities in the plan, unless he or she amends or terminates the trading plan. The purpose of these plans is to enable executive officers and directors to recognize the value of their compensation and diversify their holdings of our stock during periods in which the executive officer or director would be unable to sell our common stock because material information about us had not been publicly released.

Item 11. Executive Compensation
Compensation Objectives and Overview
We believe that the skill, talent, judgment and dedication of our executive officers and other key employees are critical factors affecting our long-term stockholder value. Therefore, our goal is to maintain a compensation program that will fairly compensate our executive officers, attract and retain highly qualified executive officers, motivate the performance of our executive officers towards, and reward the achievement of, clearly defined corporate goals, and align our executive officers’ long-term interests with those of our stockholders. We have historically utilized stock-based compensation as a means to attract employees and drive individual and company performance by relating the potential for creating stockholder value with compensation potential of individuals through the use of equity awards.
Compensation Committee
The Compensation Committee of the Board is comprised of three non-employee members of the Board. The Compensation Committee reviews the performance of our management in achieving corporate objectives and aims to ensure that the executive officers are compensated effectively in a manner consistent with our compensation philosophy and competitive practice. In fulfilling this responsibility, the Compensation Committee annually reviews the performance of each executive officer. Our Chief Executive Officer, as the manager of the executive team, assesses our executive officers’ contributions to the corporate goals and makes a recommendation to the Compensation Committee with respect to any merit increase in salary, cash bonus and equity award for each member of the executive team other than himself. The Compensation Committee meets with the Chief Executive Officer to evaluate, discuss and modify or approve these recommendations. The Compensation Committee also conducts a similar evaluation of the Chief Executive Officer’s contributions when the Chief Executive Officer is not present, and determines any increase in salary, cash bonus and equity award.
2025 Summary Compensation Table
The following table summarizes the compensation that we paid for the last two completed fiscal years to each of the individuals who served as our principal executive officer and each of our two other most highly compensated executive officers who were serving as of December 31, 2025. We refer to these executive officers in this report as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Options Awards(1)	Nonequity Incentive Plan Compensation(2)	All Other Compensation	Total
James M. Pirrello, Former Interim Chief Executive Officer(3)	2025	$211,538	$125,000(5)	$—	$—	$—	$132,945(7)	$469,483
	2024	$103,846	$—	$—	$167,595	$—	$117,443	$388,884
Jack Micenko, Chief Executive Officer and President(4)	2025	$650,000	$650,000(6)	$104,813	$385,388	$—	$20,223(8)	$1,810,424
	2024	$650,000	$—	$185,438	$582,113	$192,054	$8,197	$1,617,802
Michael Nieri, Executive Chairman	2025	$646,062	$—	$—	$403,561	$—	$22,067(9)	$1,071,690
	2024	$923,019	$—	$388,125	$1,218,375	$227,863	$31,860	$2,789,242
Keith Feldman, Chief Financial Officer	2025	$400,000	$400,000(6)	$78,000	$286,800	$—	$29,554(10)	$1,194,354
	2024	$400,000	$—	$138,000	$433,200	$118,187	$17,428	$1,106,815
(1) Represents the aggregate grant date fair value of each stock award or option award, as applicable, computed in accordance with FASB ASC Topic 718. See Note 1 - Nature of Business and Summary of Significant Accounting Policies, of the Original Form 10-K for a description of the assumptions utilized by the Company in estimating the grant date fair value.
(2) Bonus amounts paid in 2024 were made under our executive compensation plan and are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(3) Mr. Pirrello served as Interim Chief Executive Officer of the Company from October 1, 2024 through May 19, 2025.
(4) Mr. Micenko was named Chief Executive Officer of the Company on May 19, 2025.
(5) Represents a service recognition bonus.
(6) On November 6, 2025, we entered into Retention Agreements (each, a “Retention Agreement”) with Mr. Micenko and Mr. Feldman (each, a “Participant”), pursuant to which the Participants were paid a cash retention amount equal to 100% of their respective 2025 base salaries (the “Retention Payment”). In the event a Participant’s employment was terminated prior to March 31, 2026, such Participant would have been be required to repay a pro rata portion of the after-tax value of the Retention Payment, provided that such termination is by us for Cause or by the Participant other than for Good Reason (each term as defined in the respective employment agreements of the Participants, previously filed by the Company with the SEC). Effective as of March 31, 2026, the Retention Payments were not subject to any repayment requirement.

(7) Consists of (i) a severance payment made to James M. Pirrello in connection with his resignation on May 19, 2025 of $125,000, (ii) cost of insurance premiums of $6,026, (iii) 401(k) company match of $1,538, and (iv) $381 cellphone allowance.
(8) Consists of (i) cost of medical insurance premiums of $19,288, and (ii) $935 cell phone allowance.
(9) Consists of (i) cost of medical insurance premiums of $15,867, and (ii) 401(k) company match of $6,200.
(10) Consists of (i) cost of medical insurance premiums of $18,965, (ii) 401(k) company match of $9,654, and (iii) $935 cell phone allowance.
Outstanding Equity Awards as of December 31, 2025
The following table sets forth information regarding outstanding equity awards held by the named executive officers as of December 31, 2025. The applicable vesting provisions are described in the footnote following the table.

	Option Awards						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option Expiration Date	Grant Date	Number of Shares or units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)
James M. Pirrello	4/25/2024	12,500	—	—	$6.40	4/25/2034	—	—	—	—	$—
Jack Micenko	7/17/2023	157,008	157,011	—	$11.68	7/17/2033	—	—	—	—	$—
	2/16/2024	40,312	120,938	—	$6.96	2/16/2034	2/16/2024	—	—	53,750	$83,850
	1/22/2025	—	161,250	—	$4.42	1/22/2035	1/22/2025	—	—	53,750	$83,850
Michael Nieri	5/25/2023	327,102	327,104	—	$11.64	5/25/2033	—	—	—	—	$—
	2/16/2024	84,375	253,125	—	$6.96	2/16/2034	2/16/2024	—	—	112,500	$175,500
	1/22/2025	—	168,854		$4.42	1/22/2035	—	—	—	—	$—
Keith Feldman	5/25/2023	117,756	117,758	—	$11.64	5/25/2033	—	—	—	—	$—
	2/16/2024	30,000	90,000	—	$6.96	2/16/2034	2/16/2024	—	—	40,000	$62,400
	1/22/2025	—	120,000	—	$4.42	1/22/2035	1/22/2025	—	—	40,000	$62,400
The “equity incentive plan” awards reflected in the table above reflect performance-based restricted stock units (“PSUs”) granted to the named executive officers during the fiscal year. The PSUs granted in 2024 will vest upon the date, if any, during the period through March 30, 2028, that the volume weighted average price of our Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $18.00. The PSUs granted in 2025 will vest upon the date, if any, during the period through March 31, 2029, that the volume weighted average price of our Class A common stock for 20 out of the preceding 30 consecutive trading days is greater than or equal to $13.50. The named executive officers do not have the right to vote or dispose of the stock units.
2026 Executive Compensation Framework
On January 13, 2026, the Compensation Committee approved the 2026 compensation framework (the “2026 Executive Compensation Framework”) for our executive officers, including our named executive officers, which included base salaries and cash bonuses, as described in more detail below. The 2026 Executive Compensation Framework consists of the following:
•Base salaries for the 2026 fiscal year; and
•2026 annual cash bonus opportunities, pursuant to which executive officers will be entitled to receive annual bonuses based on achievement of certain 2026 performance metrics.
The Compensation Committee’s approval of the 2026 Executive Compensation Framework was based on various factors, including, among others, consistency with the executive compensation framework in place for the 2025 fiscal year.
Base Salaries and Annual Cash Bonus Opportunities
The 2026 base salaries and target bonus opportunities set by the Compensation Committee for each of our named executive officers are as follows:

Executive Officer	Base Salary	Target Cash Bonus Opportunity
Michael Nieri	$608,000	$—
Jack Micenko	$650,000	$650,000
Keith Feldman	$400,000	$400,000
For each of Messrs. Micenko and Feldman, target bonus opportunity of 100% of the officer’s base salary will be based upon the Company’s achievement of three performance measures: (i) pretax profit, as defined by the Company, (ii) revenue, and (iii) closings. In each instance, performance that meets the threshold requirements for a performance measure will result in a 50% payout of the portion of the award based on that performance measure. Performance that meets the target requirements will result in 100% payout of the portion of the award based on that performance measure. Performance that meets the maximum requirements will result in 125% payout of the portion of the award based on that performance measure. To the extent performance falls between two levels, linear interpolation is applied. In the event that our performance does not meet the threshold requirements, no payment will be made on the portion of the award based on that performance measure. In the event that our performance exceeds the maximum requirements, payments made on the portion of the award will be capped at the maximum payout amount for that performance measure.
Director Compensation Table for Year Ended December 31, 2025
From January 1, 2025 through November 6, 2025, our directors were paid an annual cash retainer equal to $75,000 and additional fees for service on a committee equal to $6,000 ($10,000 for service on the Related Party Transactions Committee). Committee chairpersons received additional fees for service in such positions ($12,000 for each of the chairpersons of the Nominating and Corporate Governance Committee and the Compensation Committee, $15,000 for the chairperson of the Audit Committee, and $20,000 for the chairperson of the Related Party Transactions Committee). In addition, our lead independent director received an annual fee equal to $30,000. Effective November 7, 2025, our directors were paid a monthly cash retainer equal to $40,000. Commencing on such date, no additional fees are paid for membership on or serving as chairperson of any of our committees, or for being designated our lead independent director. Amounts paid under each compensation structure in 2025 were pro-rated for the number of days such structure was in effect. Directors may also receive equity awards from time to time. Any directors who also serve as an employee of the company do not receive additional compensation for their service as a director.
The following table sets forth information regarding compensation earned during the fiscal year ended December 31, 2025 by each of our directors:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)(2)	Total
James Clements(3)	$87,000	$—	$79,900	$166,900
Robert Dozier	$203,500	$17,680	$79,900	$301,080
Jason Enoch	$240,500	$26,520	$79,900	$346,920
Nikki Haley(3)	$81,000	$—	$79,900	$160,900
Alan Levine	$175,000	$17,680	$79,900	$272,580
Michael Nieri(4)	$—	$—	$—	$—
Tom O’Grady(3)(4)	$—	$—	$—	$—
James M. Pirrello(3)	$46,360	$—	$—	$46,360
(1) The following table provides the aggregate number of Stock Awards and the aggregate number of Option Awards outstanding as of December 31, 2025 for each individual listed in the table above:

Name	Stock Awards	Option Awards
James Clements	—	62,942
Robert Dozier	—	153,479
Jason Enoch	—	153,479
Nikki Haley	—	116,442
Alan Levine	—	153,479
Michael Nieri	112,500	1,160,560
Tom O’Grady	45,000	265,841
James M. Pirrello	—	12,500
(2) Represents the aggregate grant date fair value of each option award computed in accordance with FASB ASC Topic 718.
(3) Mr. O’Grady ceased being a director of the Company on June 12, 2025. Dr. Clements resigned from the Company’s board of directors effective as of October 19, 2025. Mr. Pirrello and Ambassador Haley each resigned from the Company’s board of directors effective as of November 7, 2025.

(4) Messrs. Nieri and O’Grady did not receive any compensation for their services as a member of UHG’s board of directors during the year presented.
Policy Regarding Timing of Equity Grants
A majority of our equity awards, which may include options, SARs, restricted stock units, performance stock units, or other types of equity awards, are granted in the first quarter of each year. Off-cycle grants, such as those made in connection with new employment arrangements and other special events, are generally made on the first trading day of the month following such event. The Compensation Committee’s process with respect to equity grants is independent of any consideration of the timing of the release of material non-public information, including with respect to the determination of grant dates. Similarly, we have never timed the release of material non-public information with the purpose or intent of affecting the value of executive compensation.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee has ever been an executive officer or employee of UHG. None of our executive officers currently serve, or have served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serves as a member of the Board or Compensation Committee of UHG.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Overview
The table below provides information concerning beneficial ownership of our common stock as of March 26, 2026 by:
•each person who is known to be the beneficial owner of more than 5% of our Class A common stock and Class B common stock;
•each of our named executive officers;
•each of our directors; and
•all of our current executive officers and directors as a group.
The following table is based upon information supplied by directors, executive officers and principal stockholders; and Schedule 13G, Schedule 13D and Section 16 filings filed with the SEC through March 26, 2026. The column in each table entitled “% of Class” is based upon 21,853,341 shares of Class A common stock and 36,973,876 shares of Class B common stock issued and outstanding as of March 26, 2026.
Explanation of Certain Calculations in the Table of Certain Beneficial Owners
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned	% of Class(2)	Number of Class B Shares Beneficially Owned	% of Class(2)
Directors and Named Executive Officers
Robert Dozier	151,307	*	—	—%
Jason Enoch	131,478	*	—	—%
Alan Levine(3)	989,978	4.5%	—	—%
Michael Nieri(3)	41,349,597	69.5%	36,973,876	100.0%
Jack Micenko	277,944	1.3%	—	—%
Keith Feldman(4)	527,568	2.4%	—	—%
All executive officers and directors as a group (10 individuals)	45,151,795	72.8%	36,973,876	100.0%
Greater than Five Percent Holders:
Maigan Nieri Lincks(3)	12,173,791	36.0%	11,951,152	32.3%
Patrick Nieri(3)	12,173,791	36.0%	11,951,152	32.3%
Pennington Nieri(3)	15,202,026	44.0%	12,676,367	34.3%
PWN Trust 2018(5)	6,058,908	21.8%	5,975,576	16.2%
MEN Trust 2018(6)	6,058,908	21.8%	5,975,576	16.2%
PMN Trust 2018(7)	6,058,908	21.8%	5,975,576	16.2%
MPN Grandchildrens’ Trust 2023(8)	1,705,215	7.6%	725,215	2.0%
Robyn Nieri	1,121,328	5.1%	—	—%
David T. Hamamoto(3)(4)(9)	3,134,826	13.3%	—	—%
Fidelity National Financial, Inc.(10)	2,800,000	12.8%	—	—%
Hilary L. Shane(3)(11)	1,529,982	7.0%	—	—%
* Less than 1%.
(1) Unless otherwise noted, the business address of each of the entities or individuals listed in the table above is 917 Chapin Road, Chapin, South Carolina 29036.
(2) The percentage of beneficial ownership of the Company is calculated based on (i) 21,853,341 shares of Class A common stock and (ii) 36,973,876 shares of Class B common stock issued and outstanding as of March 26, 2026.
(3) Includes shares which the identified holder may be deemed to beneficially own, including shares held in trusts for the benefit of family members, or trusts in which the identified holder is a trustee.
(4) Includes shares issuable upon the exercise of warrants held by the identified holder.
(5) Voting and dispositive control of the securities is shared by Pennington Nieri, formerly the Company’s Co-Executive VP - Construction Services, and Shelton Twine, the Company’s Chief Operating Officer, as co-trustees.
(6) Voting and dispositive control of the securities is shared by Maigan Nieri Lincks and Shelton Twine, as co-trustees.
(7) Voting and dispositive control of the securities is shared by Patrick Nieri and Shelton Twine, as co-trustees.
(8) Voting and dispositive control of the securities is held by Pennington Nieri, as trustee.
(9) Based on Schedule 13D/A dated December 16, 2024. The reported business address of Mr. Hamamoto is 250 Park Ave., 7th Floor, New York, New York 10177.
(10) Based on Schedule 13G dated December 11, 2024. Of this amount, the reporting person has shared voting power and shared dispositive power as to 2,800,000 shares. The reported business address of Fidelity National Financial, Inc. is 601 Riverside Ave., Jacksonville, Florida 32204.
(11) Based on Schedule 13G dated February 23, 2026. Of this amount, the reporting person has shared voting power and shared dispositive power as to 1,529,000 shares. The reported business address of Ms. Shane is 78 Lighthouse Drive., Jupiter, Florida 33469.
Securities Authorized for Issuance Under Equity Compensation Plans
The United Homes Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) is the only compensation plan under which equity securities of the Company are reserved for issuance. The following table shows the amount of securities available under the 2023 Plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,216,615	$7.88(1)	3,436,904
Equity compensation plans not approved by security holders	—	-	—
Total	6,216,615	$7.88(1)	3,436,904
(1) The price in column (b) reflects the weighted average price of all outstanding options under the 2023 Plan that, as of December 31, 2025, had been granted but not forfeited, expired or exercised. Restricted stock units are not included in determining the weighted average in column (b) because they have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a description of certain transactions (including a series of transactions) occurring during the preceding two fiscal years in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets for our two prior fiscal year ends in which any directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members (each, a “Related Person”) had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in “Executive Compensation” beginning on page 6 and “Director Compensation” on page 7.
In accordance with the Nominating and Corporate Governance Committee Charter and the Related Party Transactions Committee Charter, the Nominating and Corporate Governance Committee and the Related Party Transactions Committee conduct reasonable prior review and oversight of all related party transactions for potential conflicts of interest, except for transactions involving the compensation of executive officers or directors, which are overseen by the Compensation Committee.
Civil Engineering Services
UHG has contracted with Civil Engineering of Columbia, LLC (“CEC”) for the provision of civil engineering and surveying services. CEC is indirectly 55% owned by Pennington Nieri, who is Mr. Nieri’s son, formerly the co-Executive Vice President - Construction Services of UHG, and the beneficial owner of 44.0% of the Class A common stock. UHG paid CEC approximately $486,000 and approximately $312,000, respectively, during the years ended December 31, 2025 and 2024 for the provision of such services.
Developed Lot Purchase Agreements
UHG has entered into lot purchase agreements (collectively, the “Lot Purchase Agreements”) with related parties which are owned, directly or indirectly, by Mr. Nieri and/or the Nieri Trusts. In addition, Mr. Nieri has a 49% ownership interest in Pennington Communities, LLC, an entity formed for the purpose of being the sole manager of each of these related parties. The Lot Purchase Agreements provide for the purchase by UHG of lots that are owned and developed by the related parties at a price equal to fair market value. UHG pays an initial deposit to the applicable related party upon entry into a Lot Purchase Agreement. During the years ended December 31, 2025 and 2024, such deposits totaled zero and approximately $8.5 million, respectively. During the years ended December 31, 2025 and 2024, UHG paid these related parties an aggregate of approximately $0.8 million and approximately $17.3 million, respectively, for the purchase of lots pursuant to Lot Purchase Agreements.
PCLDC Services Agreement & Other
UHG is party to a services agreement with PCLDC, pursuant to which certain employees of each party provide services to the other party and certain shared costs are allocated in line with a predetermined methodology based on headcount. During the years ended December 31, 2025 and 2024, UHG allocated overhead costs to PCLDC in the amount of zero and approximately $353,000, respectively, and was charged by PCLDC for property maintenance, consulting, and land development management services in the amount of approximately $51,000 and approximately $884,000, respectively. In addition, in 2024, UHG and PCLDC agreed to share closing costs and legal expenses of approximately $327,000 in connection with a land banking transaction, for which PCLDC reimbursed UHG approximately $166,000.
Office Leases
UHG leases office space from Two Blue Stallions, LLC (“TBS”), which is owned by Mr. Nieri’s children and trusts for the benefit of such children, including Pennington Nieri. During the years ended December 31, 2025 and 2024, UHG paid TBS approximately $61,000 and approximately $57,000, respectively, pursuant to such lease arrangements. UHG also leases office space from University Cottages, LLC (“UC”), which is owned by TBS and Mr. Nieri’s wife. During the years ended December 31, 2025 and 2024, UHG paid UC approximately $696,000 and $688,000, respectively, pursuant to such lease arrangement.
Sale and Lease of Model Homes
UHG is a lessor of model homes from TBS, PMN Trust 2018, MEN Trust 2018, PWN Trust 2018, and UC. The leases provide for the payment of monthly base rent, as well as maintenance, repairs, utilities, and taxes. During the years ended December 31, 2025 and 2024, UHG paid such entities a total of approximately $157,000 and $286,000, respectively, pursuant to such lease arrangements.
General Contractor Services

UHG was a party to construction contracts with TBS and UC pursuant to which UHG provided general contractor services. During the years ended December 31, 2025 and 2024, UHG received revenue of zero and approximately $900,000, respectively, pursuant to such contracts.
Payments to OF Construction, LLC
During the years ended December 31, 2025 and 2024, UHG paid OF Construction, LLC approximately $1,156,000 and approximately $2,260,000, respectively, for certain site contracting services. Mr. Nieri owns 55% of the membership interests of OF Construction, LLC.
Policies and Procedures for Related Party Transactions
UHG’s Nominating and Corporate Governance Committee is designated with the authority to review and approve related party transactions, defined as a transaction, arrangement or relationship that would require disclosure pursuant to Item 404 of Regulation S-K, or transaction between UHG and (i) any director or executive officer of UHG; (ii) any nominee for election as a director; (iii) any holder of UHG securities owning more than 5% of any class of UHG stock and (iv) any member of the immediate family of any of the foregoing. In evaluating related party transactions, UHG’s Nominating and Corporate Governance Committee considers the relevant facts and circumstances available and deemed relevant to UHG’s Nominating and Corporate Governance Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.
In addition to the foregoing, in accordance with the Amended and Restated Certificate of Incorporation, the Board has established the Related Party Transactions Committee to review and approve any contract or transaction between UHG and any of its subsidiaries, on the one hand, and Michael Nieri or any affiliate or associate of Mr. Nieri, on the other hand.
Independent Directors
The Board has determined that each of Mr. Dozier, Mr. Enoch, and Mr. Levine qualifies as an independent director, as defined under the Nasdaq Stock Market LLC Rules (the “Nasdaq Listing Rules”), and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and the Nasdaq Listing Rules relating to director independence requirements. Each current member of each committee of the Board qualifies as an independent director in accordance with the Nasdaq Listing Rules and SEC rules and regulations. In addition, UHG is subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the Audit Committee.
Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm’s Fees and Services
The Audit Committee of the Board has selected Forvis Mazars, LLP (“Forvis”), an independent registered public accounting firm, as our independent auditors for the year ending December 31, 2025. Forvis has served as our independent registered public accounting firm since April 26, 2023. The following table presents the aggregate fees billed by Forvis during the fiscal years ended December 31, 2025 and 2024. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$1,487,498	$1,821,086
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All other fees	$—	$—
Total fees	$1,487,498	$1,821,086
(1) Consists of fees billed for services rendered in connection with the audit of our year-end financial statements, review of the interim financial statements included in our quarterly reports, and consents and assistance with the review of registration statements filed with the SEC.
Pre-Approval Policies and Procedures of the Audit Committee
Our Audit Committee has adopted a charter that requires in part that the Audit Committee pre-approve (or, where permitted, subsequently approve) all audit services performed for the Company by our independent auditor, as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditor’s independence. Pre-approval must be detailed as to the particular services rendered and is generally subject to a specific fee.

The Audit Committee has delegated pre-approval authority to its chairman for requests received between scheduled meetings of the committee. The chairman presents any such pre-approvals to the full Audit Committee at its next scheduled meeting. All services described above were approved or pre-approved in accordance with the foregoing.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)
No financial statement or supplemental data are filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.
(b) Exhibits

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

10.12†	Form of Executive Officer Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2025)
10.13†	Form of Time-Based Stock Option Award and Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
10.14†	Form of Performance Stock Unit Award and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2024)
10.15†	Employment Agreement Amendment and Waiver, dated February 22, 2026, by and between United Homes Group, Inc. and Michael Nieri
10.16**
Second Amended and Restated Credit Agreement, dated as of August 10, 2023, among United Homes Group, Inc., Great Southern Homes, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2023)

10.17**
First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 22, 2023, among United Homes Group, Inc, Great Southern Homes, Inc, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2024)

10.18**
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

10.19**
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

10.20**
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

10.21**
Credit Agreement, dated as of December 11, 2024, by and among United Homes Group, Inc., Great Southern Homes, Inc., Kennedy Lewis Agency Partners, LLC and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 14, 2025)

10.22**
First Amendment to the Credit Agreement, dated as of September 29, 2025, among United Homes Group, Inc., Great Southern Homes, Inc., Kennedy Lewis Agency Partners, LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2025)

19.1	United Homes Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2025)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 15, 2024)
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on March 13, 2026)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Executive Officer Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________

*	Filed or furnished herewith.
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
Date: April 29, 2026

United Homes Group, Inc.

By:	/s/ Keith Feldman
Keith Feldman
Chief Financial Officer
(Principal Financial and Accounting Officer)